Form 10-Q
period 2008-06-30
Kryptic Entertainment Inc.
filed 2008-07-24
CIK 1435736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ______________

                        Commission File Number 333-151141


                           KRYPTIC ENTERTAINMENT INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                               83-0510954
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              Suite 208, 800 N. Rainbow Blvd. Las Vegas, NV, 89107
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 702-948-5013

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as of July 23, 2008: 5,499,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended June 30, 2008.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-Q. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets.................................................       3

     Statements of Operations.......................................       4

     Statement of Stockholder's Equity..............................       5

     Statements of Cash Flows.......................................       6

     Notes to the Financial Statements.............................        7

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
--------------------------------------------------------------------------------


                                                            June 30,           March 31,
                                                              2008               2008
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash                                                      $ 48,465           $ 54,260
                                                            --------           --------

      Total current assets                                    48,465             54,260

Website, net of accumulated amortization (Note 7)              4,000              4,375
                                                            --------           --------

Total assets                                                $ 52,465           $ 58,635
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  4,500           $  1,500
  Due to director (Note 5)                                       414                 --
                                                            --------           --------

      Total current liabilities                                4,914              1,500
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,499,000 common shares                                    5,499              5,499
  Additional paid-in capital                                  53,451             53,451
  Deficit accumulated during the development stage           (11,399)            (1,815)
                                                            --------           --------

Total stockholders' equity                                    47,551             57,135
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 52,465           $ 58,635
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                           Date of
                                                    Three Months       Incorporation on
                                                       Ended          October 11, 2007 to
                                                      June 30,             June 30,
                                                        2008                 2008
                                                     ----------           ----------
REVENUE                                              $       --           $       --
                                                     ----------           ----------
OPERATING EXPENSES
  Amortization                                              375                  500
  Game development costs                                  3,000                3,000
  General & Administrative                                6,209                7,279
  Organization                                               --                  620
                                                     ----------           ----------
Loss before income taxes                                 (9,584)             (11,399)

Provision for income taxes                                   --                   --
                                                     ----------           ----------

Net loss                                             $   (9,584)          $  (11,399)
                                                     ==========           ==========

Basic and diluted loss per Common share (1)          $       --
                                                     ==========
Weighted average number of common shares
 outstanding (Note 4)                                 5,499,000
                                                     ==========


----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                          Common Stock          Additional      During the        Total
                                       -------------------       Paid in       Development     Stockholders'
                                       Shares       Amount       Capital          Stage           Equity
                                       ------       ------       -------          -----           ------
Incorporation, October 11, 2007             --      $   --       $    --        $     --         $    --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                    3,000,000       3,000         3,000                           6,000

Sale of common stock to Director
 on November 24, 2007                1,500,000       1,500         1,500                           3,000

Private placement closed
 March 15, 2008                        999,000         999        48,951                          49,950

Net loss for the period                     --          --            --          (1,815)         (1,815)
                                     ---------      ------       -------        --------         -------
Balance March 31, 2008               5,499,000       5,499        53,451          (1,815)         57,135

Net loss for the period                     --          --            --          (9,584)         (9,584)
                                     ---------      ------       -------        --------         -------

Balance June 30, 2008                5,499,000      $5,499       $53,451        $(11,399)        $47,551
                                     =========      ======       =======        ========         =======


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                  Date of
                                                           Three Months       Incorporation on
                                                              Ended          October 11, 2007 to
                                                             June 30,             June 30,
                                                               2008                 2008
                                                             --------             --------
OPERATING ACTIVITIES
  Net loss for the period                                    $ (9,584)            $(11,399)
  Adjustments To Reconcile Net Loss To Net Cash
   Used In Operating Activities
     Amortization expense                                         375                  500
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                   3,000                4,500
     Due to director                                              414                  414
                                                             --------             --------

Net cash used in operating activities                          (5,795)              (5,985)
                                                             --------             --------
INVESTING ACTIVITIES
  Website                                                          --               (4,500)
                                                             --------             --------

Net cash used in investing activities                              --               (4,500)
                                                             --------             --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --               58,950
                                                             --------             --------

Net cash provided by financing activities                          --               58,950
                                                             --------             --------

(Decrease) increase in cash during the period                  (5,795)              48,465

Cash, beginning of the period                                  54,260                   --
                                                             --------             --------

Cash, end of the period                                      $ 48,465             $ 48,465
                                                             ========             ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --             $     --
  Cash paid for interest                                     $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on October 11, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans. Management is planning to develop and then market an internet based online video game to prospective users. See Note 5.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below. The company has adopted a March 31 year end.

ACCOUNTING BASIS

The basis is generally accepted accounting principles.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 2. (CONTINUED)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                            KRYTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 2. (CONTINUED)

WEBSITE COSTS

Website costs consist of software development costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation in March 2008, the asset is being amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 7.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from incorporation to March 31, 2008 of $11,399. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2009.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     *    The Company completed a Registration Statement with the SEC.

     * Management intends to raise additional funds through public or private placement offerings.

     * Management is currently formulating plans to develop an internet based online video game to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On October 11, 2007 (inception), the Company issued 3,000,000 common shares to its President and Director for cash of $6,000. See Note 5.

On November 24, 2007 the Company issued 1,500,000 common shares to its Secretary Treasurer and Director for cash of $3,000. See Note 5.

On March 15, 2008, the Company closed a private placement for 999,000 common shares at a price of $0.05 per share, or an aggregate of $49,950. The Company accepted subscriptions from 38 offshore non-affiliated investors.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On October 11, 2007 and November 24, 2007, the Company issued 3,000,000 and 1,500,000 shares of its common stock respectively to its Directors for cash of $9,000. See Note 4.

The amount due to a director of $414 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation expenses. The company plans to pay the amount within the next quarter.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized.

As of March 31, 2008, the Company has a net operating loss carry forward of approximately $1,815, which will expire 20 years from the date the loss was incurred.

NOTE 7. WEBSITE

                                     Accumulated
                        Cost         amortization          Net book value
                        ----         ------------          --------------

Website costs          $4,500            $500                  $4,000
                       ======            ====                  ======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

Kryptic Entertainment Inc. (referred to in this prospectus as "Kryptic", "us", "we" and "our") was incorporated on October 11, 2007, in the State of Nevada. Our principal executive offices are located Suite 208, 800 N. Rainbow Blvd, Las Vegas NV, 89107. Our telephone number is (702) 948-5013. As of the date of this prospectus, we are a development stage company with no revenue and limited operations to date.

Our company's business is focused on the development and sale of internet based interactive entertainment games for use by the general public. We are in the early stages of developing our first game that we have named "Krypton Jam". To date, we have only developed the overall storyline and initial renderings of our game storyboard development, along the logo for our brand. We currently have no revenues and no user subscriptions for our game. We anticipate that we will not have a commercial product for at least 36 months, and currently estimate that we will require in excess of $2.5-3 million in additional financing to complete development and then subsequently launch our game.

We must complete 3 major development milestones prior to having our game available for commercial sale and use. First, we are planning to complete a DVD based video trailer over the next 8-9 months of our operations. The objective is to provide a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the Krypton Jam game. The trailer will contain summary representations of our proposed game, characters and realm development that we can use for presentations to the industry and financial community. It will also serve to give us valuable feedback on our concept from our own website viewers. We believe we have sufficient funding for our first year operations and completion of this task. We will then need to secure the additional financing to develop a playable demonstration model, and then the commercial game over the following minimum 26 month period.

Krypton Jam is planned to provide an engaging online game experience not currently available in the interactive video gaming industry. It is being designed to be a massive multiplayer online game ("MMOG") that will blend the characteristics of fantasy and sports in an engaging and intense environment. We are also designing our game for multiplayer online action to capitalize on the interactive and social elements of gaming. MMOG games involve role playing and multiple players participating simultaneously. We believe Krypton Jam will provide the user with an experience of true team play, combining fast-paced fantasy quest style adventure and sports action, without the extreme violence and death typical of most currently available games. Our genre is being designed to support positive messages and resolution of conflict through team work. The ultimate goal of the game is winning the title of "Master of the Kryptic Realms" by competing in quests and against various creatures on the basketball court. Each character within Krypton Jam will have its own strengths and weaknesses, abilities and magic. A diversified team will be required for any given competitor to win. Each court will have different attributes and obstacles to challenge or assist the players. As the tournament progresses, the challenges and geography of the courts will become increasingly complex. The quests will allow players to obtain new powers that are not initially accessible when creating their characters, giving advantages to those characters that succeed on both the court and on daring quests. We are also planning to add new characters, environments, story-line twists and secrets on a regular basis to keep the game fresh for the players, and interactive social chat rooms to avoid the downfalls of many previous on-line multi-player games, which typically become redundant and stale for the users over time.

We are focusing on online internet based gaming because users can use their own PC's and broadband internet connections without the need for additional hardware requirements such as a Play Station or Xbox. We can also then develop our game for commercial use without having to align ourselves with one of these hardware suppliers or designing our game to fit their particular standards. The internet is also better suited to role playing games because gamers can connect online with multiple people from multiple geographic regions in the world.

Since  incorporation,  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Kryptic Entertainment has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our S-1 filed on May 23, 2008.

We are a development stage company with very limited operations to date, no revenue, very limited financial backing and few assets. Our plan of operations over the next 12 months is to gain support for our concept and raise sufficient suitable financing to commence with the development of our playable demo for our Krypton Jam online MMOG game. In order to achieve our plan, we have established the following goals over the next 12 months:

     * Create and execute a DVD trailer which illustrates our game concept within 10 Months
     *    Upload our trailer on our company website after completion
     * Secure additional suitable financing to continue into the next phase our game development (ie:Playable Demo)
     * Research & select of most effective game engine for Krypton Jam requirements
     * Upon selection of game engine, interview programming specialists who have experience with specific coding languages to develop and support the game engine

During the first stages of our company's growth, our officers and directors will be responsible for executing the business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for administering the company for at least the first year of operations. Management has no intention at this time to hire additional employees during the first year of operations. Due to limited financial resources, each of the management team will dedicate between 25 - 30 hours per week, to ensure all operations are executed.

Our first quarter budget (May - July 2008) was originally disclosed in our S-1 as follows:

                       Description                        Amount
                       -----------                        ------

               Legal/accounting *                         $ 1,500
               Transfer agent *                             1,500
               Office rental *                                450
               Office expenses & miscellaneous *            1,000
               Storyline development                        3,500
               Storyboard development                       1,000
                                                          -------
               TOTAL                                      $ 8,950
                                                          =======

Please refer to the budget above. In addition to corporate maintenance expenditures (noted with an '*') we planned the following major activities:

     * Obtain quotes from companies to produce our DVD trailer, based on our budget, timeline and creative expectations.
     * Work with the successful contractor to complete a detailed storyline based on our Krypton Jam Business & Game Development Plan
     * On completion of the storyline, create a story board identifying each of the actions to be included in each frame of Storyline. This story board is a series of sketches showing each shot of the DVD Trailer, with dialogue and scene number notations. This is used to plot the sequence of the DVD.

As of the date hereof, we are in the third month of our first quarter with respect to our plan. We have chosen a Canadian company to produce our storyline and trailer based on the concept developed by our officers and directors. The outcome will encompass a detailed storyline, completed game elements, our unique game features, stylistic in-game movement patterns, game development strategy, market analysis, and competition. It will also detail how the game player will interact with the game, the fantasty realms a player would expect to encounter, character feature sets, and the circumstances of why special character powers are deployed in the game. We have paid $3,000 to date for this activity.

We anticipate that the story board will be developed early in the second quarter at a cost approximating our original budget.

RESULTS OF OPERATIONS

Our company posted losses of $9,584 for the first quarter ended June 30, 2008. Comparisons are not meaningful as our company was incorporated on October 11, 2007. From inception to June 30, 2008 we have incurred losses of $11,399. The principal component of our losses for the three months ended June 30, 2008 included general and administrative costs of $6,209, preliminary game development costs of $3,000 and amortization of our website of $375. Our first quarter administrative expenses include costs for our registration statement of $5,412.

LIQUIDITY AND CASH RESOURCES

At June 30, 2008, we had working capital of $43,551 compared to $52,760 at March 31, 2008. We opened the first quarter with $54,260 in cash. As of the date hereof, we have approximately $43,500. Our budgeted expenditures for the next 9-10 months, which includes the production of the DVD trailer, are approximately $38,000.

Because we have not generated any revenue from our business, and we are at least 36 months away from being in a position to generate revenues, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished within the next 9-10 months provided we do not have any unanticipated expenses. Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned video game and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is not currently subject to market risk. All of our business is currently conducted in US dollars, which is our functional currency. We have no debt and are not subject to any interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of June 30, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended June 30, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

     * pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
     * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 9, 2008 the SEC declared our registration statement on Form S-1 effective, which registered 999,000 common shares for resale held by 39 non-affiliated investors..

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

  Exhibit
  Number                                Description
  ------                                -----------
    3.1        Articles of Incorporation*
    3.2        By-laws*
   31.1        Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302
   31.2        Certification  of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
   32.1        Certification  Pursuant  to 18 U.S.C.  ss.1350,  Section 906
   32.2        Certification  Pursuant  to 18 U.S.C.  ss. 1350, Section 906

----------
* Incorporated by reference to our S-1 A/2 and SB-2 Registration Statement, File Number 333-151141.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of July, 2008.

                               KRYPTIC ENTERTAINMENT INC.


Date: July 23, 2008            By: /s/ John Lagourgue
                                  ----------------------------------------------
                               Name: John Lagourgue
                               Title: President/CEO, Principal Executive Officer


Date:  July 23, 2008           By: /s/ Shan Qiang
                                  ----------------------------------------------
                               Name:  Shan Qiang
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer