Form 10-Q
period 2008-09-30
Kryptic Entertainment Inc.
filed 2008-10-09
CIK 1435736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2008

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

Number of shares outstanding of the registrant's class of common stock as of October 8, 2008: 5,499,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the six months ended September 30, 2008.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets.................................................      3

     Statements of Operations.......................................      4

     Statement of Stockholder's Equity..............................      5

     Statements of Cash Flows.......................................      6

     Notes to the Financial Statements..............................      7

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          September 30,        March 31,
                                                              2008               2008
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash                                                      $ 33,307           $ 54,260
                                                            --------           --------

      Total current assets                                    33,307             54,260

Website, net of accumulated amortization (Note 7)              3,625              4,375
                                                            --------           --------

Total assets                                                $ 36,932           $ 58,635
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  1,350           $  1,500
                                                            --------           --------

      Total current liabilities                                1,350              1,500
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares par value $0.001
  Issued and outstanding:
    5,499,000 common shares                                    5,499              5,499
  Additional paid-in capital                                  53,451             53,451
  Deficit accumulated during the development stage           (23,368)            (1,815)
                                                            --------           --------

      Total stockholders' equity                              35,582             57,135
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 36,932           $ 58,635
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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                            Date of
                                                Three Months          Six Months        Incorporation on
                                                   Ended                Ended          October 11, 2007 to
                                                September 30,        September 30,        September 30,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUE                                          $       --           $       --           $       --
                                                 ----------           ----------           ----------
OPERATING EXPENSES
  Amortization                                          375                  750                  875
  Game development costs                                 --                3,000                3,000
  General & Administrative                           11,594               17,803               18,873
  Organization                                           --                   --                  620
                                                 ----------           ----------           ----------
Loss before income taxes                            (11,969)             (21,553)             (23,368)

Provision for income taxes                               --                   --                   --
                                                 ----------           ----------           ----------

Net loss                                         $  (11,969)          $  (21,553)          $  (23,368)
                                                 ==========           ==========           ==========
Basic and diluted loss per common share (1)
                                                 ==========           ==========           ==========
Weighted average number of common shares
 outstanding (Note 4)                             5,499,000            5,499,000
                                                 ==========           ==========

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                          Common Stock          Additional      During the        Total
                                       -------------------       Paid in       Development     Stockholders'
                                       Shares       Amount       Capital          Stage           Equity
                                       ------       ------       -------          -----           ------
Incorporation, October 11, 2007             --      $   --       $    --        $     --        $     --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                    3,000,000       3,000         3,000                           6,000

Sale of common stock to Director
 on November 24, 2007                1,500,000       1,500         1,500                           3,000

Private placement closed
 March 15, 2008                        999,000         999        48,951                          49,950

Net loss for the period                     --          --            --          (1,815)         (1,815)
                                     ---------      ------       -------        --------        --------
Balance March 31, 2008               5,499,000       5,499        53,451          (1,815)         57,135

Net loss for the period                     --          --            --         (21,553)        (21,553)
                                     ---------      ------       -------        --------        --------

Balance September 30, 2008           5,499,000      $5,499       $53,451        $(23,368)        $35,582
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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                  Date of
                                                            Six Months        Incorporation on
                                                              Ended          October 11, 2007 to
                                                           September 30,        September 30,
                                                               2008                 2008
                                                             --------             --------
OPERATING ACTIVITIES
  Net loss for the period                                    $(21,553)            $(23,368)
  Adjustments To Reconcile Net Loss to Net Cash
   Used in Operating Activities
     Amortization expense                                         750                  875
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                    (150)               1,350
                                                             --------             --------

Net cash used in operating activities                         (20,953)             (21,143)
                                                             --------             --------
INVESTING ACTIVITIES
  Website                                                          --               (4,500)
                                                             --------             --------

Net cash used in investing activities                              --               (4,500)
                                                             --------             --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --               58,950
                                                             --------             --------

Net cash provided by financing activities                          --               58,950
                                                             --------             --------

(Decrease) increase in cash during the period                 (20,953)              33,307

Cash, beginning of the period                                  54,260                   --
                                                             --------             --------

Cash, end of the period                                      $ 33,307             $ 33,307
                                                             ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --             $     --
  Cash paid for interest                                     $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

                            KRYTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from incorporation to September 30, 2008 of $23,368. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2009.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company completed a Registration Statement with the SEC and its common shares are quoted for trading on the OTCBB
     * Management intends to raise additional funds through public or private placement offerings.
     * Management is currently formulating plans to develop an internet based online video game to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

NOTE 7. WEBSITE

                                         Accumulated
                             Cost       amortization        Net book value
                             ----       ------------        --------------

     Website costs         $ 4,500          $ 875              $ 3,625
                           =======          =====              =======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

Kryptic Entertainment Inc. (referred to as "Kryptic", "us", "we" and "our") was incorporated on October 11, 2007, in the State of Nevada. Our principal executive offices are located Suite 208, 800 N. Rainbow Blvd, Las Vegas NV, 89107. Our telephone number is (702) 948-5013. We are a development stage company with no revenue and limited operations to date.

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

We must complete 3 major development milestones prior to having our game available for commercial sale and use. First, we are planning to complete a DVD based video trailer over the next 6-8 months of our operations. The objective is to provide a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the Krypton Jam game. The trailer will contain summary representations of our proposed game, characters and realm development that we can use for presentations to the industry and financial community. It will also serve to give us valuable feedback on our concept from our own website viewers. We believe we have sufficient funding for our first year operations and completion of this task. We will then need to secure the additional financing to develop a playable demonstration model, and then the commercial game over the following minimum 24 month period.

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

We are a development stage company with very limited operations to date, no revenue, very limited financial backing and few assets. Our 12 month plan of operations as disclosed in our S-1 is to gain support for our concept and raise sufficient suitable financing to commence with the development of our playable demo for our Krypton Jam online MMOG game. In order to achieve our plan, we have established the following goals for this period:

     * Create and execute a DVD trailer which illustrates our game concept within 10 Months
     *    Upload our trailer on our company website after completion
     * Secure additional suitable financing to continue into the next phase our game development (ie: Playable Demo)
     * Research & select of most effective game engine for Krypton Jam requirements
     * Upon selection of game engine, interview programming specialists who have experience with specific coding languages to develop and support the game engine

During the first stages of our company's growth, our officers and directors will be responsible for executing the business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for administering the company for at least the first year of operations. Management has no intention at this time to hire additional employees during the first year of operations. Due to limited financial resources, each of the management team will dedicate between 25 - 30 hours per week, to ensure all operations are executed.

As of the date hereof, we are in the fifth month of our plan and we are essentially on budget to date. We have chosen a Canadian company to produce our storyline and trailer based on the concept developed by our officers and directors. The outcome will encompass a detailed storyline, completed game elements, our unique game features, stylistic in-game movement patterns, game development strategy, market analysis, and competition. It will also detail how the game player will interact with the game, the fantasty realms a player would expect to encounter, character feature sets, and the circumstances of why special character powers are deployed in the game. We have paid $3,000 to date for this activity.

We are currently obtaining quotes for the story board and in discussions with several parties for the development of the DVD and video.

RESULTS OF OPERATIONS

Our company posted losses of $11,969 for the second quarter and $21,553 for the six months ended September 30, 2008. Comparisons are not meaningful as our company was incorporated on October 11, 2007. From inception to September 30, 2008 we have incurred losses of $23,368. The principal component of our losses for the six months ended September 30, 2008 included general and administrative costs of $17,803, preliminary game development costs of $3,000 and amortization of our website of $750. Our administrative expenses include costs for our registration statement of $12,972, which is approximately $1,600 over budget.

LIQUIDITY AND CASH RESOURCES

At September 30, 2008, we had working capital of $31,957 compared to $52,760 at March 31, 2008. We opened the first quarter with $54,260 in cash. As of the date hereof, we have approximately $33,300. Our budgeted expenditures for the next 6-9 months, which includes the production of the DVD trailer, are approximately $37,000.

Because we have not generated any revenue from our business, and we are at least 36 months away from being in a position to generate revenues, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished within the next 6-9 months provided we do not have any unanticipated expenses. Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned video game and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as of May 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, being our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of September 30, 2008, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company's management, with the participation of our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer), is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers. As of September 30, 2008, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) conclude that our company's system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

This quarterly report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this quarterly report.

There were no significant changes to our company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 28, 2008 our common shares became eligible for quotation on the OTCBB under the trading symbol "KTCE".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

----------
* Incorporated by reference to our S-1 A/2 and SB-2 Registration Statement, File Number 333-151141.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of October 2008.

                               KRYPTIC ENTERTAINMENT INC.


Date: October 8, 2008          By: /s/ John Lagourgue
                                  ----------------------------------------------
                               Name: John Lagourgue
                               Title: President/CEO, Principal Executive Officer


Date: October 8, 2008          By: /s/ Shan Qiang
                                  ----------------------------------------------
                               Name:  Shan Qiang
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer