Form 10-Q/A
period 2008-09-30
Kryptic Entertainment Inc.
filed 2008-10-20
CIK 1435736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Number of shares outstanding of the registrant's class of common stock as of October 20, 2008: 5,499,000

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as of September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, being our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of September 30, 2008, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

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

----------
* Incorporated by reference to our S-1 A/2 and SB-2 Registration Statement, File Number 333-151141.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of October 2008.

                               KRYPTIC ENTERTAINMENT INC.


Date: October 20, 2008         By: /s/ John Lagourgue
                                  ----------------------------------------------
                               Name: John Lagourgue
                               Title: President/CEO, Principal Executive Officer


Date: October 20, 2008         By: /s/ Shan Qiang
                                  ----------------------------------------------
                               Name:  Shan Qiang
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer