Form 10-Q
period 2008-12-31
Kryptic Entertainment Inc.
filed 2009-01-27
CIK 1435736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ______________

                        Commission File Number 000-52374


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as January 23, 2009: 5,499,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the nine months ended December 31, 2008.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                     December 31,      March 31,
                                                        2008             2008
                                                      --------         --------
                                                     (unaudited)
ASSETS

Current assets
  Cash                                                $  9,453         $ 54,260
  Prepaid expense                                           80               --
                                                      --------         --------

      Total current assets                               9,533           54,260

Website, net of accumulated amortization (Note 7)        3,250            4,375
                                                      --------         --------

Total assets                                          $ 12,783         $ 58,635
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities            $  1,350         $  1,500
                                                      --------         --------

Total current liabilities                                1,350            1,500
                                                      --------         --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,499,000 common shares                              5,499            5,499
  Additional paid-in capital                            53,451           53,451
  Deficit accumulated during the development stage     (47,517)          (1,815)
                                                      --------         --------

Total stockholders' equity                              11,433           57,135
                                                      --------         --------

Total liabilities and stockholders' equity            $ 12,783         $ 58,635
                                                      ========         ========

                 The accompanying notes are an integral part of
                          these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                Date of               Date of
                                   Three Months          Nine Months        Incorporation on      Incorporation on
                                      Ended                Ended           October 11, 2007 to   October 11, 2007 to
                                    December 31,         December 31,         December 31,          December 31,
                                       2008                 2008                 2007                  2008
                                    ----------           ----------           ----------            ----------
REVENUE                             $       --           $       --           $       --            $       --
                                    ----------           ----------           ----------            ----------
OPERATING EXPENSES
  Amortization                             375                1,125                   --                 1,250
  Game development costs                21,100               24,100                   --                24,100
  General & Administrative               2,674               20,477                  653                21,547
  Organization                              --                   --                  620                   620
                                    ----------           ----------           ----------            ----------
Loss before income taxes               (24,149)             (45,702)              (1,273)              (47,517)

Provision for income taxes                  --                   --                   --                    --
                                    ----------           ----------           ----------            ----------

Net loss                            $  (24,149)          $  (45,702)          $   (1,273)           $  (47,517)
                                    ==========           ==========           ==========            ==========

Basic and diluted loss per
Common share (1)

Weighted average number
of common shares
outstanding (Note 4)                 5,499,000            5,499,000            3,461,538
                                    ==========           ==========           ==========

----------
(1) less than $0.01

                 The accompanying notes are an integral part of
                          these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                 Deficit
                                                                               Accumulated
                                          Common Stock          Additional      During the        Total
                                       -------------------       Paid in       Development     Stockholders'
                                       Shares       Amount       Capital          Stage           Equity
                                       ------       ------       -------          -----           ------
Incorporation, October 11, 2007             --      $   --       $    --        $     --        $     --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                    3,000,000       3,000         3,000                           6,000

Sale of common stock to Director
 on November 24, 2007                1,500,000       1,500         1,500                           3,000

Private placement closed
 March 15, 2008                        999,000         999        48,951                          49,950

Net loss for the period                     --          --            --          (1,815)         (1,815)
                                     ---------      ------       -------        --------        --------
Balance March 31, 2008               5,499,000       5,499        53,451          (1,815)         57,135

Net loss for the period                     --          --            --         (45,702)        (45,702)
                                     ---------      ------       -------        --------        --------

Balance December 31, 2008            5,499,000      $5,499       $53,451        $(47,517)        $11,433
                                     =========      ======       =======        ========         =======


                 The accompanying notes are an integral part of
                          these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Date of               Date of
                                                        Nine Months        Incorporation on      Incorporatin on
                                                          Ended           October 11, 2007 to   October 11, 2007 to
                                                        December 31,         December 31,          December 31,
                                                           2008                 2007                  2008
                                                         --------             --------              --------
OPERATING ACTIVITIES
  Net loss for the period                                $(45,702)            $ (1,273)             $(47,517)
  Adjustments To Reconcile Net Loss To Net
   Cash Used In Operating Activities
     Amortization expense                                   1,125                   --                 1,250
  Changes in operating assets and liabilities:
     Prepaid expense                                          (80)                  --                   (80)
     Accounts payable and accrued liabilities                (150)                  --                 1,350
                                                         --------             --------              --------

Net cash used in operating activities                     (44,807)              (1,273)              (44,997)
                                                         --------             --------              --------
INVESTING ACTIVITIES
  Website                                                      --                   --                (4,500)
                                                         --------             --------              --------

Net cash used in investing activities                          --                   --                (4,500)
                                                         --------             --------              --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --                9,000                58,950
                                                         --------             --------              --------

Net cash provided by financing activities                      --                9,000                58,950
                                                         --------             --------              --------

(Decrease) increase in cash during the period             (44,807)               7,727                 9,453

Cash, beginning of the period                              54,260                   --                    --
                                                         --------             --------              --------

Cash, end of the period                                  $  9,453             $  7,727              $  9,453
                                                         ========             ========              ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $     --             $     --              $     --
  Cash paid for interest                                 $     --             $     --              $     --


                 The accompanying notes are an integral part of
                          these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008
                                   (unaudited)


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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008
                                   (unaudited)


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

                            KRYTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from incorporation to December 31, 2008 of $47,517. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2009.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008
                                   (unaudited)


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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008
                                   (unaudited)


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

NOTE 7. WEBSITE

                                         Accumulated
                             Cost       amortization        Net book value
                             ----       ------------        --------------

     Website costs          $4,500         $1,250              $3,250
                            ======         ======              ======

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

Our company's business is focused on the development and sale of internet based interactive entertainment games for use by the general public. We are in the early stages of developing our first game that we have named "Krypton Jam". To date, we have developed:

     *    the overall storyline
     *    initial renderings of our game storyboard development
     *    the logo for our brand.
     * realm and character descriptions for the production of our video trailer

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

We currently have no revenues and no user subscriptions for our game. We anticipate that we will not have a commercial product for at least 36 months, and currently estimate that we will require in excess of $3 million in additional financing to complete development and then subsequently launch our game.

We must complete 3 major development milestones prior to having our game available for commercial sale and use. The first is a DVD based video trailer, which we plan on completing by February 2009. The objective is to provide a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the Krypton Jam game. The trailer will contain summary representations of our proposed game, characters and realm development that we can use for presentations to the industry and financial community. It will also serve to give us valuable feedback on our concept from our own website viewers. We believe we have sufficient funding for our first year operations and completion of this task. We will then need to secure the additional financing to develop a playable demonstration model, and then the commercial game over the following minimum 24 month period.

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

As of the date hereof, we are in the 8th month of our plan. We have accelerated the development of the DVD trailer to give us additional time to attempt to obtain second round financing for the development and commercialization of the game. The trailer will be completed in February 2009 and we believe it will be slightly over budget. The realm and character descriptions for the trailer are completed and we have also completed the detailed story line.

We believe completion of the trailer is crucial to obtain additional financing, as it is designed to highlight the operational aspects and appearance of the planned game. We accelerated completion of the trailer because we will need additional time to secure financing in this very difficult credit and finance environment. We are also suspending all other operational activities, other than corporate maintenance and regulatory compliance, to preserve our very limited cash resources.

RESULTS OF OPERATIONS

Our company posted losses of $24,149 for the third quarter and $45,702 for the nine months ended December 31, 2008. Comparisons are not meaningful as our company was incorporated on October 11, 2007. From inception to December 31, 2008 we have incurred losses of $47,517. The principal component of our losses for the nine months ended December 31, 2008 included general and administrative costs of $20,477, preliminary game development costs of $24,100 and amortization of our website of $1,125. As previously discussed, we accelerated the production of the DVD trailer to enable us to commence earlier with our second round financing activities. Administrative expenses include costs for our registration statement of $12,972, which is approximately $1,600 over budget.

LIQUIDITY AND CASH RESOURCES

At December 31, 2008, we had working capital of $8,183 compared to $52,760 at March 31, 2008. We opened the first quarter with $54,260 in cash. As of the date hereof, we have approximately $9,453. Our revised budgeted expenditures for the next 3-6 months are approximately $10,000.

Because we have not generated any revenue from our business, and we are at least 36 months away from being in a position to generate revenues, we will need to raise significant, additional funding for the future development of our business and to respond to unanticipated requirements or expenses. This has become particularly challenging with the current credit and monetary crisis. In this environment, it is highly unlikely that we will be successful in obtaining the necessary financing on a timely basis to continue with the development of our game. Our current cash balances under our revised plan of operation will be extinguished within the next 3-6 months provided we do not have any unanticipated expenses.

Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned video game and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as of December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, being our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of December 31, 2008, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company's management, with the participation of our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer), is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of December 31, 2008, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) conclude that our company's system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

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

None.

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

----------
* Incorporated by reference to our S-1 A/2 and SB-2 Registration Statement, File Number 333-151141.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of January 2009.

                               KRYPTIC ENTERTAINMENT INC.


Date: January 26, 2009         By: /s/ John Lagourgue
                                  ----------------------------------------------
                               Name: John Lagourgue
                               Title: President/CEO, Principal Executive Officer


Date: January 26, 2009         By: /s/ Shan Qiang
                                  ----------------------------------------------
                               Name:  Shan Qiang
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer