Form 10-K
period 2009-03-31
Kryptic Entertainment Inc.
filed 2009-06-04
CIK 1435736

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2009

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 000-53274


                           KRYPTIC ENTERTAINMENT INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                                83-0510954
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Suite 208, 800 N. Rainbow Blvd. Las Vegas, NV                      89107
  (Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code: 702.460.6392

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
      None                                               None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 1, 2009: $49,950.00

Number of common voting shares outstanding as of June 1, 2009: 5,499,000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
Item 1.  Description of Business and Risk Factors                              3
Item 2.  Properties                                                           18
Item 3.  Legal Proceedings                                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                  18

PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder
         Matters                                                              19
Item 7.  Plan of Operation                                                    21
Item 8.  Financial Statements and Supplementary Data                          23
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 23
Item 9A. Controls and Procedures                                              23
Item 9B. Other Information                                                    24

PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons         24
Item 11. Executive Compensation                                               27
Item 12. Security Ownership of Certain Beneficial Owners and Management       28
Item 13. Certain Relationships, Related Transactions and Director
         Independence                                                         29
Item 14. Principal Accountant Fees and Services                               29
Item 15. Exhibits and 8-K Filings                                             30

Signatures                                                                    31

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Kryptic Entertainment Inc. was incorporated on October 11, 2007, in the State of Nevada. Our principal executive offices are located Suite 208, 800 N Rainbow Blvd, Las Vegas, NV, 89107. Our telephone number is (702) 460-6392. We are a development stage company with no revenue and limited operations to date. Our common stock is quoted on the OTC Bulletin Board under the symbol "KTCE".

Since  incorporation,  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have never declared bankruptcy, or been in receivership, and have never been involved in any legal action or proceedings.

PRINCIPAL PRODUCTS AND SERVICES

Our company's business is focused on the development and sale of internet based interactive entertainment games for use by the general public. We are in the early stages of developing our first game that we have named "Krypton Jam". We currently have no revenues and no user subscriptions for our game. We anticipate that we will not have a commercial product for at least 24 months, dependent on the successful raise of approximately $2.5-3 million in additional financing to complete development of a demonstration model and then commercially launch our game.

We must complete 2 remaining major development milestones prior to having our game available for commercial sale. Our DVD trailer, the first development milestone, was completed and uploaded to our website prior to our fiscal year ended March 31, 2009. The trailer contains summary representations of our proposed game, characters and realm development. We believe the trailer provides a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the Krypton Jam game. We are using it for presentations to the industry and financial community to attract financing and gain feedback on our concept.

As of the date hereof, we have not been successful in raising the additional funding necessary to complete the remaining milestones. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. The recent credit crisis has only made our situation more difficult, because investors who were historically receptive to startup situations have become nonexistent in this environment. Our current cash balances are only sufficient to meet our regulatory obligations for this annual report. Our President and Director has indicated that he will provide unsecured loans to meet only our basic operating and regulatory obligations for the next fiscal year.

Krypton Jam is planned to provide an engaging online game experience not currently available in the interactive video gaming industry. It is being designed to be a massive multiplayer online game ("MMOG") that will blend the characteristics of fantasy and sports in an engaging and intense environment. We are also designing our game for multiplayer online action to capitalize on the interactive and social elements of gaming. MMOG games involve role playing and multiple players participating simultaneously. Players are represented by a pre-configured avatar, which is controlled by the player. Typical activities involve exploration of a three-dimensional landscape, encountering other characters, communicating, competition and team play. They are recognized for their peculiar combination of "escapist fantasy" and "social realism" in settings and the building of relationships, status and solidarity. The player group meets through in-game communication systems, and devise strategies for how they will complete the challenge.

We believe Krypton Jam will provide the user with an experience of true team play, combining fast-paced fantasy quest style adventure and sports action, without the extreme violence and death typical of most currently available games. Our genre was designed to support positive messages and resolution of conflict through team work. The ultimate goal of the game is winning the title of "Master of the Kryptic Realms" by competing in quests and against various creatures on the basketball court. Each character within Krypton Jam will have its own strengths and weaknesses, abilities and magic. A diversified team will be required for any given competitor to win. Each court will have different attributes and obstacles to challenge or assist the players. As the tournament progresses, the challenges and geography of the courts will become increasingly complex. The quests will allow players to obtain new powers that are not initially accessible when creating their characters, giving advantages to those characters that succeed on both the court and on daring quests. We are also planning to add new characters, environments, story-line twists and secrets on a regular basis to keep the game fresh for the players, and interactive social chat rooms to avoid the downfalls of many previous on-line multi-player games, which typically become redundant and stale for the users over time.

We are focusing on online internet based gaming because users can use their own PC's and broadband internet connections without the need for additional hardware requirements such as a Play Station or Xbox. We can also then develop our game for commercial use without having to align ourselves with one of these hardware suppliers or designing our game to fit their particular standards. The internet is also better suited to role playing games because gamers can connect online with multiple people from multiple geographic regions in the world. For example, a user in Texas can play online against a team of youth anywhere else in the country or the world.

When we complete the development and production of Kypton Jam, we plan to initially focus our marketing efforts in the United States. Our website www.krypticentertainment.com and www.kryptonjam.com will ultimately be used as the primary method to distribute our game and any other key components. We are initially planning to generate user revenues through monthly subscriptions, which is now the current industry pricing standard. The game will be priced for mass market use so that everyone with an interest in interactive online gaming can subscribe to the program. We plan to target youth between the ages of 14 and 25 years of age, and believe our game will appeal to both genders. This demographic is currently fueling significant interest in fantasy entertainment and the increasing sales of sports-based video games (such as NBA Live 2008, NBA Street Homecourt, and NCAA March Madness 2007). We believe that our high-action, team play approach may also capture the interest of pre-teens and older children. This may be further enforced by parents looking for engaging entertainment for their children, without the violence that has become so commonplace in mainstream games.

These planned distribution and revenue models may undergo significant revisions, as we get closer to launching our commercial game. At this stage in our development, there can be no assurance that we will be successful in generating revenues from our game, or that users will be receptive to playing Krypton Jam.

THE MARKET

We consider our proposed business to be part of the overall entertainment industry. At the most fundamental level, our product, when completed, will compete with other forms of entertainment for the leisure time and discretionary spending of consumers. With continuing growth in broadband Internet subscribers, together with better networking technology and multimedia encoding techniques, it is becoming increasingly feasible to provide the same if not better quality entertainment through the Internet than was previously seen, heard and/or felt only through other more conventional distribution mediums such as game consoles.

Video games are played by a large majority of the general American population. Despite general conceptions that game players are generally children and teens, the Entertainment Software Association (www.esa.com) found that current user demographics, which directly apply to our proposed business, show that:

     * Sixty-seven percent of American households play computer and video games.
     * The average game PLAYER is 35 years old and has been playing games for 12 years.
     * Thirty-five percent of American parents say they play computer and video games. Further, 80 percent of gamer parents say they play video games with their kids. Sixty-six percent feel that playing games has brought their families closer together.
     * Forty-nine percent of game players say they play online internet based games one or more hours per week, which is up from 31 percent in 2002. Fifty six percent of online game players are male and 44 percent are female.

Total US software sales include revenues generated from online games and the highly successful massive multiplayer online games ("MMOG") segment, which we are planning to develop. According to a recent 2008 PricewaterhouseCoopers report, PWC predicts the worldwide games market to reach $68.3 Billion in 2012. (http://iesherpa.blogspot.com/2008/07/pricewaterhousecoopers-predicts.htmlU.S.)
Online games are expected to see the biggest gains through 2011. Online and wireless games are forecast to experience annual growth of 16.9 percent and 19 percent respectively. Online will increase from $6.6 billion last year to $14.4 billion in 2012, while wireless games increase from $5.6 billion to $13.5 billion in the same time frame. MMOGchart.com has also published data showing average yearly growth in total MMOG subscriptions since 2004 is 17.3%.

According to a Strategy Analytics online game forecast dated October 30, 2008, the PC and video game industry has seen stellar growth in recent years both in the offline and online world. According to their estimates, global online games revenues are set to reach $11.8 billion by 2012 - equal to a 17.5% compound annual growth rate in the 2008-2012 forecast period. Online games formats include Electronic Sell-Through (EST), Online Subscription Services and Massively Multiplayer Online Games (MMOG)

(http://www.strategyanalytics.com/default.aspx?mod=ReportAbstractViewer&a0=4278)

According to a recent Entertainment Software Association (http://www.theesa.com) report on Sales, Demographics and Usage Data, MMOG related games comprise approximately 28% of the online internet based games universe. The remainder is puzzles, board games and shockwave mini games that generally short session games played by one individual and very short in duration. MMOG games generally host several to many simultaneous players organized into teams involving longer term action or quests. We consider our proposed game falling into this category because it involves a sports team play based basketball game.

According to MMOGchart.com, as of April 2008, 94.2% of the MMOG of the market falls into the genre category of fantasy role playing, 3.7% in sci-fi role playing (including superheroes), 0.2% in combat simulation / FPS, and 1.9% in the social / other category. Highly successful and "hit" MMOG games, such as World of WarCraft, are very carefully designed to take full advantage of the respective genre and demographic market characteristics. In order to maintain player interest in the game (and thereby preserve revenue streams), MMOG producers regularly introduce new features, such as special challenges or quests, or new areas of the environment to explore. Most new features merely provide an additional - optional - diversionary task for players. Others can cause significant changes to the game. For example, the producers of World of Warcraft introduced an "illness", obtained by being splattered with infected blood when killing a particular creature.

We believe MMOG games will continue to experience significant growth and represent the next watershed in electronic games for the following reasons:

     * The games offer regular content updates with changing story lines through downloads and flexible architecture, keeping the game dynamic and fresh for players
     * The games extend the realism of game play, by offering cutting edge technology, which makes the player feel they are actually part of the environment
     * The games create new opportunities to foster competition and mutual aid, by engaging mutual friends or players in a `combat', team or support situation
     *    The  games  present  a  compelling  new  social  environment,  and  an opportunity to meet new friends and share similar mind frames, existence, and survival techniques.
     * The games offer an attractive new and recurring revenue source for game companies, as evidenced by the top performers who attain many subscribers in their compelling games (see "Competition and Competitive Strategy" below)

COMPETITION AND COMPETITIVE STRATEGY

We do not yet have a commercial product available for sale. When complete, Kyrpton Jam will be competing in the entertainment industry for the leisure time and discretionary spending of consumers with all other forms of entertainment media. Our competitors vary in size and cost structure from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. We are considered the smallest as we do not currently have a commercial product yet available for sale or use. We compete with venture capital funded start-ups, traditional independent video game publishers, hardware and software manufacturers, casual entertainment websites, social networking websites, mobile games developers, foreign games developers and large publicly held media companies.

Our competitors with greater resources are able to spend more time and money on concept and focus testing, game development, product testing and marketing. Our business is driven by hit titles, which will require us to invest significantly in production and in marketing. It is also characterized by the continuous introduction of innovative new titles and the development of new technologies. Competition is also based on product quality and features, timing of product releases, brand-name recognition, quality of in-game content, access to distribution channels, effectiveness of marketing and price. In addition, regardless of our competitor's financial resources or size, our success depends on our ability to successfully execute our competitive strategies.

We will be competing with large multi national public companies such as Microsoft, Nintendo and Sony, who develop and mass market their own proprietary hardware platforms for a large variety of games and publish software for their respective systems. Each of these competitors also has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. We also will compete with numerous companies licensed by these platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Activision, Atari, Capcom, Electronic Arts, Konami, Namco, SCi Entertainment, Sega, Take-Two Interactive Software, THQ, Ubisoft Entertainment and Universal Games, among others. We face additional competition from the entry of new companies into our market, including large diversified entertainment companies that have begun to develop games based upon their own highly recognizable brands, and, as a result, stand to become more direct competitors. Disney Interactive Studios recently expanded its internal software game publishing efforts and Viacom has expanded its efforts in interactive entertainment software publishing.

ONLINE GAMES AND MMOG'S

Our direct competition in the MMOG online games market segment is also highly competitive and characterized by frequent product introductions, new business models and new platforms. The barriers to entry in the online games segment are significantly less onerous, due to the lack of the requirement for a specific hardware platform. The game player's personal computer and a high speed internet connection serve as the platform. As the proportion of households with a broadband connection increases, we expect new competitors to enter the market and existing competitors to allocate more resources toward developing online games. As a result, we expect competition in the online games market segment to intensify.

Our current and potential competitors in the online games market segment include major media companies, traditional video game publishing companies, and companies that specialize in online games. Competitors in the short session games segment include MSN, Popcap, Real, AOL and Yahoo!. In the mid and long session MMOG online game segment, which our product is planned for, our competitors include Electronic Arts, Jagex, Midway, NC Soft, Ankama Games, Sony and Vivendi. Hits have captured a significant percentage of overall subscribers and this trend is expected to continue. Blizzard Entertainment, a division of Vivendi is the largest competitor in the MMOG market segment with its Wizard of Warcraft game. According to ibtimes.com, Wizard of Warcraft had approximately
11.5 million subscribers as of December 2008. This is in excess of 65% of the total current subscriber market.

KEY SUCCESS FACTORS

In order for our company and our game to be successful we must play close attention to all of our direct and indirect competitors. We plan on carefully investigating the competition and their respective games on a regular basis, and carefully analyze the positive and negative elements of their games, pricing, and possible threats to us. If we fail to do so, our business will likely fail.

For game development to be successful, we must either build our own or contract with a development team that is comprised of a creative, experienced group of game designers and programmers that can set Krypton Jam apart from its potential competition, with expertise in state of the art design and implementation skills. Our research to-date suggests that Krypton Jam's fantasy/sports environment represents an emerging genre. Many of these industry leaders noted herein currently do not offer the unique game experience that we plan to provide. Furthermore, the industry is now saturated with violence and unhealthy characteristics. We believe the attributes of Krypton Jam will promote teamwork, fast-paced sports/team play action and visual intensity without violence.

In order for our game to be a success, it also must offer:

     * Differentiated & Dynamic Quality Content - Krypton Jam is planned to offer a visual experience like no other. Attention to detail will be essential to ensure that the characters and environment look on par if not superior to other games of its caliber. At the same time, the game must continue to develop a story that is extremely interesting to its players. The content will be dynamic with twists in the story and game that will keep players engaged. This will become more important as additional competitors enter the market with similar games.

     * Empowering - The target audience must feel that they have a `say' in what happens to the characters in the game, giving the player the illusion and pleasure of taking action without having to deal with the responsibility and repercussions of such actions. We plan on setting up chat rooms on the Krypton Jam web site that will encourage the audience to talk about their experiences and share thoughts on the game, thus capturing their loyalty and making the site a part of their daily lives so the characters become "real" to them.

     * Entertaining - The target audience needs to be drawn to the experience, and made to forget about the reality around them while they focus on the new cyber-world that Krypton Jam presents to them. The experience needs to be commanding so that it becomes a topic of conversation among the consumers' friends and colleagues.

     * Customer Focused - We plan to provide content updates to Krypton Jam to provide an ongoing captive experience for the user and ensure that they leave the game happy, keen to relate their entertainment experience to all their friends and anxious to log-on to enjoy the next competition, hopefully bringing friends to share the experience. Customer complaints or suggestions will be dealt with to the best of our ability to ensure customer satisfaction, thus encouraging positive word of mouth recommendations of our product.

Because of our small size and lack of revenues relative to our competition, Krypton Jam must be priced competitively when it is completed. In order for the game and company to be successful, we will first need to alert our target market about Krypton Jam among the vast selection of other titles in the market. This will require significant advertising or a partnership with a distributor that believes in the potential in the game and has the creative marketing clout to draw attention to the game.

SALES STRATEGY

We are still in the planning and formulation stages with respect to the development and commercialization of our product. Provided we are successful in raising additional financing, we would still be at least 24 months away from being in a position to generate revenues from our game.

We plan on pricing Krypton Jam competitively on a monthly subscription basis when it is ready for sale. Even though average pricing for online games currently ranges between $5-20 /per game/per month, we believe prices and subscription rates will decline in the future due to increasing competition, so we will likely receive less when our game is ready to play commercially. We are designing the game and our website so that users can download the game software directly from the website. Our website will also include capabilities to accept and account for user subscriptions. We also plan on offering no charge trial period to entice users and using advertising targeted to our target market to attract subscribers.

In addition to our corporate information and other standard sections contained on our company website at www.krypticentertainment.com, we plan to use our site as a major `hub' for our game storyline, character development, new character releases, current game trends, new game capabilities and concepts. In the future when we commercialize the game, we also plan to include an online `community'
aspect, where forums, news rooms and `chats' will be available for players and prospects to discuss the game, share stories and playing techniques. By creating a `community' aspect around www.krypticentertainment.com our site will become known as a place to look not only for upcoming events, tours, and promotions/contests, but also a domain for people to share strategy and techniques and exchange ideas.

DISTRIBUTION OF PRODUCTS OR SERVICES

We are planning to distribute our game online over the internet. We do not anticipate any other form of distribution at this time. Player access to the game will be downloaded from the Kryptic Jam game servers, which we will either own or lease. The actual game software will be kept on servers, and will we will charge players for access.

This business model is rapidly becoming the distribution method of choice for smaller gaming companies, due to the proliferation of residential broadband penetration, inexpensive computer software and graphics packages, and loyal online gamers seeking fresh content. Online, internet based platforms reduces significant costs associated with setting up and maintaining conventional distribution channels such as retail sales. Under conventional channels, revenue streams for the producing game title company are also reduced by significant margins or markups given to the wholesaler and retail distributors. Retail distributors generally also insist on implementation of their own sales programs with little or no input from the producer, particularly small produces such as our company. Online distribution directly to the game player also allows for significantly greater flexibility in managing sequels and/or second additions, without the permission of wholesale or retail partners or distribution channel agreements.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

There are no constraints on the sources or availability of products and supplies related to our business. We are planning to hire third party contractors to complete the development of the playable demo and actual game platform.

Our next major development milestone is the playable demo. We currently lack financial resources to undertake the third party aspects of this task. Development of the playable demo is dependent on the successful raise of additional financing. Our officers and directors plan to commence with several phases of this development that do not require third party contractors over the next 4-6 months. The development and completion of the playable demo is anticipated to take approximately 12 months from the date we obtain financing. The most important initial aspect of playable demo phase is selection of a suitable back-end game engine. A cost-effective and robust game engine will be critical to the success of the playable demo to ensure it meets the complexities of our title in-game graphics, and character/realm/quest complexities associated with a sports-based fantasy game.

Game engines are the core software component of our online game, providing the underlying technologies to run the Kypton Jam game on multiple desktop operating systems such as Linux, Mac OS X, and Microdoft Windows. The core functionality typically provided by a game engine includes a rendering engine ("renderer") for graphics, a physics engine and collision detection, sound, scripting, animation, artificial intelligence, networking, streaming, memory management, threading, and a scene graph. COLLISION DETECTION involves algorithms for checking for collision, i.e. intersection, of two given solids. A PHYSICS ENGINE is a computer program that simulates physics models, using variables such as mass, velocity, friction and wind resistance. It can simulate and predict effects under different conditions that would approximate what happens in real life or in a fantasy world. The scene graph is a structure that arranges the logical and spatial representation of a graphical scene. Each application is highly important as it relates to the other, and to the overall game engine itself to ensure realistic player interaction. The process of game development will be largely determined by the correct decision in purchasing an exceptional engine for our title. Examples of a few game engine companies researched to-date include: Heroengine.com, Gamebryo.com, Realmcrafter.com. A more comprehensive and in depth game engine research is required prior to engaging any company offering such a service.

Subsequent  to  the  completion  of  the  playable  demo,  the  development  and production  of our  actual  game is  highly  dependent  on the  third  party  we ultimately choose, and it must include an experienced group of creative, production, and technical professionals. Our officers and directors will be responsible for the entire development and production process including the supervision and coordination of internal and external resources. The third party development team will assemble the necessary creative elements to complete our game using, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios. The software contractors that we choose must be highly experienced with:

     -    Internet and website software design and applications
     -    Platform, Application, and User-Written Architecture Software
     -    The use of PhP, CURL, Maya 3D programming languages
     - CGI, PowerBuilder, XVT, MS Visual C++, Xt Intrinsics, Xlib, UIM/X, MS Windows (3.1), SYBASE, Transact-SQL, Excelerator

     - Coding, Compilation, Documentation, Integration, Software Testing enablers.
     - The use of MySQL and ER (Entity Relationship) Modelling database programming language

We currently do not anticipate any supply or manpower availability constraints with respect to identifying and choosing any of the contractors we require. Because we are at least 12 months away from starting the development of the actual game, any significant change in these circumstances could materially impact our ability to complete the game, our cash requirements and our operations.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We plan on selling our products and services directly to end use consumers over the internet. Our intended offering is also priced for mass market consumption. Therefore, we do not anticipate dependence on one or a few major customers into the foreseeable future.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We currently do not own any intellectual property have not obtained any copyrights, patents or trademarks in respect of any intellectual property. Interactive entertainment software is susceptible to piracy and unauthorized copying. Our primary protection against unauthorized use, duplication and distribution of our products is copyright and trademark protection of our game and any related elements and enforcement to protect these interests. As we get closer to developing our game, we plan to copyright and trademark the following:

     * Trademarks associated with elements of the game, such as the game logo;
     *    Trademarks under which the game is marketed;
     * the copyrights for the game software, including the game's audiovisual elements

We do not anticipate copyrighting or trademarking any assets over the next 12 months. We plan to register copyrights and trademarks in countries where we sell our game. We may seek other protection over these assets if we have the cash resources to do so. .

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

There are no existing government regulations, nor are we aware of any regulations being contemplated, that would adversely affect our ability to operate.

USE OF THE INTERNET FOR SALES OF OUR PRODUCTS

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

     *    sales and other taxes;
     *    user privacy;
     *    pricing controls;
     *    characteristics and quality of products and services;
     *    consumer protection;
     *    libel and defamation;

     *    copyright, trademark and patent infringement; and
     *    other claims based on the nature and content of Internet materials.

These new laws may impact our ability to market our product and services in accordance with our business plan.

Legislation is also continually being introduced that may affect both the content of video games and their distribution. In the United States, the federal and several state governments are continually considering content restrictions. Recent legislation has been adopted in several states, and could be proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with "M (Mature)" or "AO (Adults Only)" ratings) to minors. Any one or more of these factors could harm our business by limiting the products we are able to offer to our subscribers, by limiting the size of the potential market for our products, and by requiring costly additional differentiation between products for different territories to address varying regulations.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We currently lack financing to undertake software development activities to complete our playable demo and commercial game. Should we be successful, we plan to immediately commence with the development of the playable demo. Further software development activities are planned for the following year to complete actual game development.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that address issues specific to our business.

FACILITIES

We rent executive office facilities located at Suite 208, 800 N. Rainbow Blvd., Las Vegas, NV, 89107. This is a shared office facility, which offers office space and secretarial and administrative services for $150 monthly. We may cancel upon 30 days written notice. This location serves as our primary executive offices. Mr. Lagourgue and Mr. Qiang also work from their respective residences in Canada and China at no charge to our company. If we are successful in obtaining additional financing, we plan on contracting all of our software development activities with third parties for at least the next 12 months, thus we believe we will have no further requirements for additional facilities for these operations.

EMPLOYEES

Kryptic has no employees at the present time. Our officers and directors, are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring employees until we have sufficient financing for the completion of our playable demo. Our officers and directors are planning to do whatever work is required until our business reaches this milestone. Human resource planning will be part of an ongoing process that will include regular evaluation of our operations and revenue realization.

Over the next 12 months, Mr. John Lagourgue will be primarily responsible for:

     -    General management of our company's operations
     -    Ensuring the game development plan is on budget and on schedule
     - Hiring and management of contractors and employees for development and completion of the playable demo
     - Researching and identifying the most effective game engine for our playable demo and full game
     -    Management and direction of financing activities

Mr. Shan Qiang will be responsible for:

     -    Preparing and updating our website
     -    Financing activities
     -    Daily administration and bookkeeping activities

     - Researching and identifying the most effective game engine for our playable demo and full game
     -    Identify, interview and select software developers for playable demo
     - Researching all technical variables of Game Engine relating to software programming
     -    Developing programming schedule for playable demo
     -    Implementation of the game engine into software platform.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements

RISK FACTORS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

Much of the information included in this Annual Report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS ASSOCIATED WITH OUR EXISTING BUSINESS

WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated on October 11, 2007, and have very limited operations. We have not realized any revenues to date. Our proposed video game product is under development and is not ready for commercial sale. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to March 31, 2009 is $ (54,336). Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our product. We may fail to generate revenues in the future. If we cannot attract a significant number of subscribers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

     - the actual expenditures required to be made are at or above the higher range of our estimated expenditures;
     - we incur unexpected costs in completing the development of our product or encounter any unexpected difficulties;

     - we incur delays and additional expenses related to the development of our product or a commercial market for our product;
     -    we are unable to create a substantial market for our products; or
     -    we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY FINANCING TO IMPLEMENT OUR BUSINESS PLAN WE WILL NOT HAVE THE MONEY TO PAY OUR ONGOING EXPENSES AND WE MAY GO OUT OF BUSINESS.

Because we have not generated any revenue from our business, and we are at least 24 months away from being in a position to generate revenues, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances are only sufficient to meet our regulatory obligations for this annual report. Our President and Director has indicated that he will only provide unsecured loans to meet only our basic operating and regulatory obligations for the next fiscal year.

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

IF OUR ESTIMATES RELATED TO EXPENDITURES ARE ERRONEOUS OUR BUSINESS WILL FAIL AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures, which includes an additional $2.5-3 million to complete the development our game for commercial use (See "Description of Business".) If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

OUR BUSINESS MODEL MAY NOT BE SUFFICIENT TO ENSURE OUR SUCCESS IN OUR INTENDED MARKET

Our survival is currently dependent upon the success of our efforts to gain market acceptance of one online video game that will ultimately represent a small sector in our targeted industry when it is completed. Should our target market not be as responsive to subscribe to our game as we anticipate, we may not have in place alternate products or services that we can offer to ensure our survival.

While many new products such at one that we are planning are regularly introduced, only a relatively small number of "hit" titles account for a significant portion of net revenue in our industry. Our product may not be a "hit", or competitors may develop titles that imitate or compete with our "hit" title, and take sales away from us or reduce our ability to command profitable revenue streams for our game. Hit products published by our competitors may take a larger share of consumer spending than we anticipate, which could cause our game revenues to fall below our expectations. If our competitors develop more successful products or offer competitive products at lower price, our revenue, margins, and profitability will decline.

PRODUCT DEVELOPMENT SCHEDULES ARE LONG AND FREQUENTLY UNPREDICTABLE, AND WE MAY EXPERIENCE DELAYS IN INTRODUCING OUR PRODUCT, WHICH MAY ADVERSELY AFFECT OUR REVENUES.

The development cycle for products such as that we are planning is long. We currently believe that the cycle for Krypton Jam will take at least another 24 months. In addition, the creative process inherent in video game development makes the length of the development cycle difficult to predict. As a result we may experience delays in introducing our product. If an unanticipated delay affects the release of our online video game, we may not achieve anticipated revenues. Revenues will also be adversely affected if the game is delayed until after an important selling season or if market interest in the subject matter of our game declines from what we believe it is at present. A delay in introducing a new video game could also require us to spend more development resources to complete the game, which would increase our costs and lower our margins, or cause us to experience losses.

TECHNOLOGY CHANGES RAPIDLY IN OUR BUSINESS AND IF WE FAIL TO ANTICIPATE OR SUCCESSFULLY IMPLEMENT NEW TECHNOLOGIES OR THE MANNER IN WHICH PEOPLE PLAY OUR GAME, THE QUALITY, TIMELINESS AND COMPETITIVENESS OF OUR PRODUCTS AND SERVICES WILL SUFFER.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we must start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors', less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses. Any such failure to adapt to, and appropriately allocate resources among, emerging technologies would harm our competitive position, reduce our market share and significantly increase the time we take to bring our product to market.

WE WILL BE DEPENDENT ON THIRD PARTIES TO DEVELOP OUR PLAYABLE DEMO AND OUR ONLINE VIDEO GAME. ANY INCREASE IN THE AMOUNTS WE HAVE TO PAY TO HAVE OUR GAME DEVELOPED OR ANY DELAY OR INTERRUPTION IN PRODUCTION WOULD NEGATIVELY AFFECT BOTH OUR ABILITY TO MAKE A TIMELY INTRODUCTION, GENERATE REVENUES AND OUR RESULTS OF OPERATIONS.

We are planning to use third parties to develop Krypton Jam. We will have less control over third parties because we cannot control their personnel, schedule or resources. Any of these factors could cause a game not to meet our quality standards or expectations, or not to be completed on time or at all. If this happens, we could lose anticipated revenues, or our entire investment in Krypton Jam.

IF WE ARE UNABLE TO COMPLETE THE DEVELOPMENT OF OUR ONINE VIDEO GAME WE WILL NOT BE ABLE TO GENERATE REVENUES AND YOU WILL LOSE YOUR INVESTMENT.

We have not completed development of Krypton Jam program and we have no revenues from the sale or use of our online video game. The success of our proposed business will depend on the completion and the acceptance of our game by the general public. Achieving such acceptance will require significant marketing investment. Our game, once developed and tested, may not be accepted by our customers at sufficient levels to support our operations and build our business. If Krypton Jam is not accepted at sufficient levels, our business will fail.

OUR ONLINE VIDEO GAME, WHEN DEVELOPED, MAY CONTAIN DEFECTS THAT WILL MAKE IT MORE DIFFICULT FOR US TO ESTABLISH AND MAINTAIN CUSTOMERS.

Despite testing during development, Krypton Jam may contain undetected design faults and software errors, or "bugs," that are discovered only after it has been played by customers. Any such default or error could cause delays in delivering our product or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. In addition, Krypton Jam has yet to gain acceptance in the market, and any delays or defects would likely have a more detrimental impact on our business than if we were a more established company.

WE  CURRENTLY  HAVE  NO  PROTECTION  BY ANY  TRADEMARKS,  PATENTS  AND/OR  OTHER
INTELLECTUAL   PROPERTY   REGISTRATIONS.   IF  WE  ARE  UNABLE  TO  PROTECT  OUR
INTELLECTUAL PROPERTY RIGHTS, OUR PROPOSED BUSINESS WILL FAIL.

We have not applied for any trademark, patent or other intellectual property registration with any governmental agency for our name or for our software product. At present we are planning to enter into non-disclosure agreements with employees to protect our technology. Despite our precautions taken to protect our proposed software programs, unauthorized parties may attempt in the future to reverse engineer, copy or obtain and use our video game. If they are successful we could lose our technology or they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

WE DEPEND TO A SIGNIFICANT EXTENT ON CERTAIN KEY PERSONNEL, THE LOSS OF ANY OF WHOM MAY MATERIALLY AND ADVERSELY AFFECT OUR COMPANY.

Currently, we have only two employees and they are also our officers and directors. We depend entirely on Mr. Lagourgue and Mr. Qiang for all of our operations. The loss of either person will have a substantial negative effect on our company and may cause our business to fail. Neither of our officers and directors has been compensated for their services since our incorporation, and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of either Mr. Lagourgue or Mr. Qiang's services could prevent us from completing the development of our product and developing revenues. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our officers and directors. We do not anticipate entering into employment agreements with them or acquiring key man insurance in the foreseeable future.

WE HAVE LIMITED BUSINESS, SALES AND MARKETING EXPERIENCE IN OUR INDUSTRY.

We have not completed the development of our product and have yet to generate revenues. Our officers and directors have no prior online video game marketing or selling industry experience. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful. There can be no assurance that our video game will gain wide acceptance in its target market or that we will be able to effectively market our product.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS.

The interactive entertainment video game and software industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. We would be considered one of the smallest with no commercial products at present. Due to their greater resources, our competitors can spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and pay more to third-party software developers than we can. In addition, competitors with larger product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. We believe that the main competitive factors in the interactive entertainment software industry include: product features and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

We will be competing with Microsoft, Nintendo and Sony, who publish software for their respective systems. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Activision, Atari, Capcom, Electronic Arts, Konami, Namco, SCi Entertainment, Sega, Take-Two Interactive Software, THQ, Ubisoft Entertainment and Vivendi Universal Games, among others. We face additional competition from the entry of new companies into our market, including large diversified entertainment companies. We believe that large diversified entertainment, cable and telecommunications companies, in addition to large software companies, are increasing their focus on the interactive entertainment software market, which will likely result in consolidation and greater competition.

Our current and potential competitors in the online games market segment include major media companies, traditional video game publishing companies, and companies that specialize in online games. Competitors in the short session games segment include MSN, Popcap, Real, AOL and Yahoo!. In the mid and long session MMOG online game segment, which our product is planned for, our competitors include Electronic Arts, Jagex, Midway, NC Soft, Ankama Games, Sony and Vivendi. Hits have captured a significant percentage of overall subscribers and this trend is expected to continue. Blizzard Entertainment, a division of Vivendi is the largest competitor in the MMOG market segment with its Wizard of Warcraft game with in excess of 11.5 million subscribers, which is a significantly larger market share than its next largest competitor.

The barriers to entry in the internet based interactive entertainment industry, in which we are planning to operate, are also much lower because there are no publishing agreements with or royalties to be paid to the hardware manufacturers.

If we are unable to compete successfully, we could lose sales and market share. We also could experience difficulty hiring and retaining qualified software developers and other employees. Any of these consequences would significantly harm our business, results of operations and financial condition. There can be no assurance that we will be able to effectively compete with our competitors or that their present and future offerings would render our product obsolete or noncompetitive. This intense competition may have a material adverse effect on our results of operations and financial condition and prevent us from achieving profitable sales levels of our product.

FUTURE  REGULATION  OF THE  INTERNET  AND PRODUCT  CONTENT  COULD  RESTRICT  OUR
BUSINESS,  PREVENT  US FROM  OFFERING  SERVICE  OR  INCREASE  OUR  COST OF DOING
BUSINESS.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth and popularity of the Internet and related services heighten the risk that governments or other legislative bodies will seek to regulate the service, which could have a material adverse effect on our business, financial condition and operating results.

Legislation is continually being introduced that may affect both the content of our product and its distribution. In the United States, the federal and several state governments are continually considering content restrictions on products such as our proposed product, as well as restrictions on distribution of such products. For example, recent legislation has been adopted in several states, and could be proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with "M (Mature)" or "AO (Adults Only)" ratings) to minors. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, and by requiring costly additional differentiation between products for different territories to address varying regulations.

OUR OFFICERS AND DIRECTORS ARE ENGAGED IN OTHER ACTIVITIES AND MAY NOT DEVOTE SUFFICIENT TIME TO OUR AFFAIRS, WHICH MAY AFFECT OUR ABILITY TO CONDUCT OPERATIONS AND GENERATE REVENUES.

The persons serving as our officers and directors have existing responsibilities and have additional responsibilities to provide management and services to other entities. Mr. LaGourgue, our President and director, is also an independent consultant to the oil and gas industry in Alberta, Canada. We expect Mr. LaGourgue to spend approximately 25 hours a week on the business of our company and up to 40 hours should we be successful in raising additional financing. Mr. Qiang, our Secretary Treasurer and one of our directors, is also a Senior Designer & Project Manager for VDZ International in Beijing, China. We expect Mr. Qiang to spend approximately 25 hours a week on the business of our company. As a result, demands for the time and attention from our directors and officers from our company and other entities may conflict from time to time. Because we rely primarily on our directors and officers to maintain our business contacts and to promote our product, their limited devotion of time and attention to our business may hurt the operation of our business.

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Moore and Associates, Chartered, state in their audit report, dated June 1, 2009 and included with this prospectus, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

This qualification clearly highlights that we will, in all likelihood, continue to incur expenses without significant revenues into the foreseeable future until our product gains significant popularity. Our only source of funds to date has been the sale of our common stock. Because we cannot assure anyone at this stage that we will be able to generate enough interest in our product or that we will be able to generate any significant revenues or income, the identification of new sources equity financing is significantly more difficult, and if we are successful in closing on any new financing, existing investors will experience substantially more dilution. The ability to obtain debt financing is also severely impacted, and likely not even feasible, given that we do not have revenues or profits to pay interest or repay principal.

As a result, if we are unable to obtain additional financing at this stage in our operations, our business will fail and you may lose some or all of your investment in our common stock.

INVESTORS WILL HAVE LITTLE VOICE REGARDING THE MANAGEMENT OF KRYPTIC DUE TO THE LARGE OWNERSHIP POSITION HELD BY OUR EXISTING MANAGEMENT AND THUS IT WOULD BE DIFFICULT FOR NEW INVESTORS TO MAKE CHANGES IN OUR OPERATIONS OR MANAGEMENT, AND THEREFORE, SHAREHOLDERS WOULD BE SUBJECT TO DECISIONS MADE BY MANAGEMENT AND THE MAJORITY SHAREHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

Officers and directors directly own 4,500,000 shares of the total of 5,499,000 issued and outstanding shares of Kryptic's common stock and are in a position to continue to control Kryptic. Of these 5,499,000 shares, Mr. LaGourgue, our President, owns 3,000,000 shares and Mr. Qiang, our Secretary Treasurer and CFO owns 1,500,000 shares. Collectively they own 81.83% of our total outstanding common shares. Such control may be risky to the investor because our company's operations are dependent on a very few people who could lack ability, or interest in pursuing our operations. In such event, our business may fail and you may lose your entire investment. Moreover, investors will not be able to effect a change in the company's board of directors, business or management.

RISKS ASSOCIATED WITH OUR COMMON STOCK

DIFFICULTY FOR KRYPTIC STOCKHOLDERS TO RESELL THEIR STOCK DUE TO A LACK OF PUBLIC TRADING MARKET

There is presently no active public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. If a market for our common stock does develop, our stock price may be volatile.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

WE ARE SUBJECT TO THE PERIODIC REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH REQUIRES US TO INCUR AUDIT FEES AND LEGAL FEES IN CONNECTION WITH THE PREPARATION OF SUCH REPORTS. THESE ADDITIONAL COSTS WILL NEGATIVELY AFFECT OUR ABILITY TO EARN A PROFIT.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations thereunder. In order to comply with such requirements, our independent registered auditors review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 75,000,000 shares of common stock. At present, there are 5,499,000 common shares issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of Kryptic in the future.

SINCE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR ISSUED AND OUTSTANDING COMMON STOCK, ANY FUTURE SALES OF THEIR SHARES MAY RESULT IN A DECREASE IN THE PRICE OF OUR COMMON STOCK AND THE VALUE OF OUR STOCKHOLDER'S INVESTMENT

Our officers and directors, currently own 4,500,000 shares of the total of 5,499,000 issued and outstanding shares of our common stock. Collectively they own 81.83% of our total outstanding common shares. These shares are currently restricted from trading and Rule 144, these shares will only be available for resale to the public if:

     * We are no longer a shell company as defined under section 12b-2 of the Exchange Act. A "shell company" is defined as a company with no or nominal operations, and with no or nominal assets or assets consisting solely of cash and cash equivalents.
     * We have filed all Exchange Act reports required for the past 12 months; and
     * If applicable, at least one year has elapsed from the time that we file current Form 10 information on Form 8-K changing our status from a shell company to an entity that is not a shell company.

At present we are considered to be a shell company under the Exchange Act. If we meet the requirements in the future, our officers and directors would be entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will currently equate to approximately 54,900 shares in aggregate; or the average weekly trading volume of Kryptic Entertainment common stock during the four calendar weeks, preceding the filing of a notice on Form 144 with respect to the sale for sales exceeding 5,000 shares or an aggregate sale price in excess of $50,000. If fewer shares at lesser value are sold, no Form 144 is required.

 The possibility of future sales of significant amounts of shares held by them could decrease the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market. In such case, the value of your investment in us will decrease.

OTHER RISKS

ALL OF OUR ASSETS AND OUR OFFICERS AND DIRECTORS ARE LOCATED IN CANADA AND CHINA. THIS MAY CAUSE ANY ATTEMPTS TO ENFORCE LIABILITIES UNDER THE U.S. SECURITIES AND BANKRUPTCY LAWS TO BE VERY DIFFICULT.

Currently, all of our assets and each of our officers and directors are located in Canada and China and this is likely to remain so for at least the next 12 months. Therefore, any investor that attempts to enforce against the company or against any of our officers and directors liabilities that accrue under U.S. securities laws or bankruptcy laws will face the difficulty of complying with local laws in these countries, with regards to enforcement of foreign judgments. This could make it impracticable or uneconomic to enforce such liabilities.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any property, real or otherwise. We rent executive office facilities located at Suite 208, 800 N. Rainbow Blvd, Las Vegas, NV, 89107. This is a shared office facility, which offers office space and secretarial and administrative services for $150 monthly. We may cancel upon 30 days written notice. This location will serve as our primary executive offices for the foreseeable future. Mr. Lagourgue and Mr. Qiang also work from their respective residences in Canada and China at no charge to our company. We plan on contracting all of our software development activities with third parties for at least the next 12 months, so we have no requirement for additional facilities for these operations. We have also contracted to maintain and host web server space for our website with a third party hosting business at minimal cost.

We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

We do not have any investments or interests in any real estate. Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "KTCE".

Of the 5,499,000 shares of common stock outstanding as of June 1, 2009, 4,500,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and are also subject to the volume and trading limitations of Rule 144 of the Act.

We have no outstanding options or warrants, or other securities convertible into common stock.

At June 1, 2009 there were 31 holders of record.

Routh Stock Transfer, Suite 200, 6860 N. Dallas Parkway, Plano, Texas, USA 75024 is the registrar and transfer agent for our common shares. Their phone number is
(972) 381-2782 and their fax number is (972) 381-2783.

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT OUR SHAREHOLDERS' ABILITY TO RESELL SHARES OF OUR COMMON STOCK

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

DIVIDENDS

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

On October 11, 2007 Mr. John Lagourgue, our President and Director, purchased 3,000,000 shares of our common stock for $0.002 per share or an aggregate of $6,000. On November 24, 2007 Mr. Shan Qiang, our Secretary Treasurer and Director, purchased 1,500,000 shares of our common stock for $0.002 per share or an aggregate of $3,000. No underwriters were used, and no commissions or other remuneration was paid except to Kryptic. The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Mr. Lagourgue and Mr. Qiang are not U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by Kryptic, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933. The shares continue to be subject to Rule 144 of the Securities Act of 1933.

On March 15, 2008 we accepted subscription agreements that sold 999,000 common shares to the following 38 subscribers at an offering price of $0.05 per share for gross offering proceeds of $49,950. This was an offshore transaction pursuant to Regulation S of the Securities Act. The offering price for the offshore transactions was established on an arbitrary basis. All of the following persons are not U.S. persons, as the term is defined under Regulation S and the sales of our common stock to the following person are made in offshore transactions as the term is defined under Regulation S. No direct selling efforts were made in the United States by Kryptic, any distributor, any of our respective affiliates, or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the SECURITIES ACT OF 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the SECURITIES ACT OF 1933, if an exemption from registration requirements of the SECURITIES ACT OF 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the SECURITIES ACT OF 1933.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

None.

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue 75,000,000 shares of common stock with a par value of $0.001. We are not authorized to issue shares of preferred stock. At June 1, 2009 there were 5,499,000 common shares outstanding. There are no warrants, options or convertible securities outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment to creditors. The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. There are no cumulative voting rights.

Each stockholder is entitled to receive the dividends as may be declared by our board of directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our board of directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, its capital requirements, general business conditions and other pertinent factors. It is not anticipated that dividends will be paid in the foreseeable future.

There are no provisions in our articles of incorporation or our bylaws that would delay, defer or prevent a change in control of our company.

ITEM 7. MANAGEMENT'S PLAN OF OPERATION.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K.

Our immediate priority is to secure suitable financing to continue with our existing business and the development of our playable demo for the game. This is critical to to ensure our survival and to preserve our shareholder's investment in our common shares. We currently have less than $2,000 in working capital. If we are not successful in the short run, our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

We believe we require a minimum of $940,000 in additional financing to continue with our business and develop our playable demo over a successive 12 month period from receipt, which would be expended as follows:

General and administrative                                              $ 70,000
Legal and accounting                                                      40,000
Identify/research/purchase game engine                                   350,000
Purchase computer hardware and peripherals                               100,000
Purchase software for game engine creation, developers to identify
 pending game engine selected  (Licensed Software Packages)               30,000
Third party developers required to modify game engine to meet standards for online & console based demo for Krypton Jam

     (Specified  Software  will  enable  developers  to  create a specified playable demo illustrating 3 dimensional game play
     ie:   reduced   version   of   game   play  to   include   3
     characters/players,  game design  sports  action,  3 realms, in-game  elements  and design to include  levels,  character abilities,  obstacles/quests,  graphics/interface,  physical
     impacts,   environment  impacts,   scoring/victory.   (Human
     Resources - 5 developers budgeted for 60,000/year)                  300,000

Render & output for online version for testing purposes                   50,000
                                                                        --------
                                                                        $940,000
                                                                        ========

RESULTS OF OPERATIONS

Our company posted losses of $52,521 for the year ended March 31, 2009 compared to $1,815 from inception to March 31, 2008. From inception to March 31, 2009 we have incurred losses of $54,336. The principal components of our losses for fiscal 2009 included general and administrative costs of $21,721, DVD and game based development costs of $29,300 and amortization of our website of $1,500. Our 2009 general & administrative expense totals include $12,972 for the preparation and filing of our registration statement.

LIQUIDITY AND CASH RESOURCES

At March 31, 2009 we had working capital of $1,739 compared to $52,760 at March 31, 2008. At March 31, 2009 we had $2,489 in cash.

Because we have little remaining cash and not generated any revenue from our business we need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Other than limited loans from our director to continue with our statutory requirements for the next 12 months, we do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

PRODUCT RESEARCH AND DEVELOPMENT

We plan to develop the playable demo for our game over the next 12 months if we are successful in raising sufficient financing to do so. Our cost estimates were discussed previously within this section of our annual report.

PURCHASE OF SIGNIFICANT EQUIPMENT

As discussed previously in our 12 month Plan of Operations, we plan to purchase approximately $480,000 of computer hardware, peripherals, and licensed software for the development of our playable demo. This includes $350,000 for a game engine. This equipment may also be used for the development of our game in future periods. The purchase of this equipment is dependent on the successful raise of suitable financing.

EMPLOYEES

Currently our only employees are our directors and officers. We may hire 1 or 2 additional administrative and support employees if we are successful in raising sufficient financing to develop our playable demo over the next 12 months.

GOING CONCERN

We have historically incurred losses. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we obtain additional financing to continue with our business or we acquire a new business opportunity. There can be no assurance that we can do so or that, even if we are successful in doing so, we will be able to operate profitably.

Due to the uncertainty of our ability to meet our current operating expenses and game development expenses noted above, our independent auditors have included in their report on our annual financial statements for the year ended March 31, 2009, an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through private placements, public offerings and/or bank financings necessary to support our working capital requirements. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities and small loans from our Director, but there can be no assurance that we will be able to continue to do so.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings, unless we aquire or merge with a business that is significantly dependent on foreign exchange transactions, floating interest rate debt or some other factor. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

     *    the report of independent accountants

     *    balance sheet as of March 31, 2009

     * statements of operations, cash flows and stockholders' equity from the incorporation date to March 31, 2009

     *    notes to the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weaknesses was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated a plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our company, lack of revenues and current lack of financing to continue with our business, it is unlikely that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                              Date First Elected
    Name            Position Held with the Company      Age      or Appointed
    ----            ------------------------------      ---      ------------

John Lagourgue   President, CEO and Director            40     October 11, 2007

Shan Qiang       Secretary Treasurer, CFO and Director  40     October 30, 2007

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. JOHN LAGOURGUE, PRESIDENT, CEO, MEMBER OF THE BOARD OF DIRECTORS

Mr. John Lagourgue has been serving as our President and a member of our Board of Directors since October 11, 2007. The term of his office is for one year and is renewable on an annual basis.

From August 2003 to the present Mr. Lagourgue has been self employed, providing contract consulting services to oil and gas service companies located in Alberta, British Columbia, and Saskatchewan, Canada. He specializes in sourcing and selling tubular products. From February 2003 to June 2003 he acted as the Project Liaison for Project San Francisco (Rwanda), Zambia UAB HIV Research for the University of Alabama. He was the liaison between two HIV and Behavioral Research sites that offered couples' voluntary counseling and testing, family planning, and a Phase I AIDS vaccine clinical trial. He was responsible for managing, training, and data tracking of successful client recruitment rates for the teams, financial and logistical administration, new site construction plans and oversight, and operational relationships with Ministry of Health officials and various funding agencies.

From December 2000 to February 2003 he was the National Account Manager for EMC Corporation in McLean, Virginia. He was one of a team of four Account Managers supporting American Online, which at the time was EMC's largest client with annual revenues exceeding $50 million for EMC's storage hardware, software, and services. He was responsible for sales quotas, new client prospecting, demand creation, presenting lease and financial proposals, presenting technical and financial benefits to win new business, and management of implementation of new systems. He managed a technical team of over 30 engineers across the U.S.A. for AOL's multiple data centers, and created and implemented integration plans according to customer specifications. He also managed the turnaround of a division of EMC supporting AOL's Streaming Services division (supports CNN, AOL Music, Warner Bros. These streaming services included online delivery of music channels, advertisements, video on demand, movie trailers, and other content to subscribers.

He received a BA Finance with Honors from the University of Hawaii, Manoa in 1993.

He is currently devoting approximately 30 hours a week of his time to our company, and is planning to devote 40 hours per week if necessary during the next 12 months of operation.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

MR. SHAN QIANG, SECRETARY TREASURER, CFO, MEMBER OF THE BOARD OF DIRECTORS

Mr. Qiang has been serving as our Secretary, CFO and a member of our Board of Directors since October 30, 2007. The term of his office is for one year and is renewable on an annual basis.

He is the currently the Senior Designer & Project Manager for VDZ International in Beijing, China. He has acted in this position since June 2004. He is responsible for all computer drafting, 3D rendering, design proposals and government submissions for the company. From February 2000 to April 2004 he was the Project Manager, for Digital Xtong Industrial in Beijing, China. He was responsible for managing for multiplayer PlayStation games, including game play implementation and design using proprietary software tools. His responsibilities included management of the lead designers and programmers and overseeing game play functionality under tight deadlines. He also planned, designed, modeled and textured demonstration models. From January 1997 to December 1999 he acted as a game play consultant for Gai Nyen Dynasty Games, in Hong Kong, China. He created software modules to manage script content and implemented design tools to aid the scripting team. He developed written tutorials for communicating in-game standards and toolset specific for the game engine team. He also designed the core game play mechanics, laid out and implemented all game levels, and managed all in game assets.

He is fluent in Java, C/C++, Visual Basic, LUA, Unreal Script, NWN Script, Maya Embedded Language, Lingo, python, HTML, PHP, JSP, XML, WML, ASP, JavaScript programming languages for Windows, Linux, Apple operating system platforms. He is also fluent with many off the shelf and proprietary graphic, automation and audio software tools.

He received a Bachelor Degree of Architecture in 1992 from the JinLin Institute of Architectural Engineering in the JiLin Province of China.

Mr. Qiang is currently devoting approximately 25 hours a week of his time to Kryptic, and is planning to continue to do so during the next 12 months of operation.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

COMMITTEES OF THE BOARD

We do not have an audit or compensation committee at this time.

AUDIT COMMITTEE FINANCIAL EXPERT

We currenly do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CONFLICT OF INTEREST

None of our officers or directors are subject to a conflict of interest.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and

Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all
Section 16(a) reports they file.

To the best of our knowledge, our executive officers and directors filed their Form 3 and Form 4 reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers from our date of incorporation on September 17, 2007 to March 31, 2009.

SUMMARY COMPENSATION TABLE

                                                                                            Change in
                                                                                             Pension
                                                                                             Value &
                                                                              Non-Equity   Nonqualified
                                                                              Incentive     Deferred       All
  Name and                                                                       Plan        Compen-      Other
 Principal                                                Stock      Option    Compen-       sation       Compen-
  Position                 Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)  sation($)  Totals($)
------------               ----   ---------  --------   ---------   ---------  ---------    -----------  ---------  ---------
John Lagourgue             2009       0         0           0           0          0             0           0          0
President & CEO            2008       0         0           0           0          0             0           0          0

Shan Qiang                 2009       0         0           0           0          0             0           0          0
Secretary, Treasurer, CFO  2008       0         0           0           0          0             0           0          0

Since our date of incorporation to the date hereof, our executive officers have not received and are not accruing any compensation. The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations. We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

The following table sets forth information with respect to compensation paid by us to our directors from our date of incorporation on September 17, 2007 to March 31, 2009.

DIRECTOR COMPENSATION TABLE

                                                                     Change in
                                                                      Pension
                    Fees                                             Value and
                   Earned                           Non-Equity      Nonqualified     All
                     or                              Incentive        Deferred      Other
                   Paid in    Stock      Option        Plan         Compensation   Compen-
    Name           Cash($)   Awards($)  Awards($)  Compensation($)   Earnings($)   sation($)  Total($)
    ----           -------   ---------  ---------  ---------------   -----------   ---------  --------
John Lagourgue        0          0          0             0               0            0         0

Shan Qiang            0          0          0             0               0            0         0

All compensation received by the officers and directors has been disclosed.

OPTION/SAR GRANTS

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans.

DIRECTORS COMPENSATION

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 1, 2009 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of June 1, 2009, there were 5,499,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of June 1, 2009 by each of the individual directors and executive officers and by all directors and executive officers as a group.

                                                          Amount and
                                                          Nature of     Percent
Title of                                                  Beneficial       of
  Class    Name and Address of Beneficial Owner           Ownership     Class(2)
  -----    ------------------------------------           ---------     --------
 Common    John Lagourgue                                 3,000,000      54.55%
           201, 2307 - 14 Street SW
           Calgary, AB, Canada T2T 3T5

 Common    Shan Qiang
           No 21, Xikanghutong, Chaoyang District         1,500,000      27.28%
           Changchun City, China 130021

 Common    Directors and officers as a group of two(1)    4,500,000      81.83%

----------
1.   Represents beneficial ownership
2. Based on the total of 5,499,000 outstanding common shares as of the date hereof

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of Kryptic or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

In early 2008, our Officers and Directors estimate they spent approximately 180 hours on research and execution of a Krypton Jam game development plan. They provided these services free of charge. This plan includes a detailed overview related to storyline, in-game character and realm development, game engine timeline, and unique game features. The plan was developed to provide an internal road map for the overall game development plan and a clear direction for the next steps of engaging a creative development firm for the creation of the DVD trailer.

On October 11, 2007 Mr. John Lagourgue purchased 3,000,000 shares of our common stock for $0.002 per share, or for an aggregate of $6,000.00. On November 24, 2007 Mr. Shan Qiang purchased 1,500,000 shares of our common stock for $0.002 per share, or for an aggregate of $3,000.00.

The shares continue to be subject to Rule 144 of the Securities Act of 1933.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended March 31, 2009 and 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year were $6,900 and $2,500 respectively.

AUDIT RELATED FEES

We incurred nil fees to auditors for audit related fees during the fiscal year ended March 31, 2009 and 2008.

TAX FEES

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended March 31, 2009 and 2008.

ALL OTHER FEES

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended March 31, 2009 and 2008.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

ITEM 15. EXHIBITS.

 3.1    Articles of Incorporation*
 3.2    By-laws*
31.1    Section 302 Certification - Chief Executive Officer
31.2    Section 302 Certification - Chief Financial Officer
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

----------
* Incorporated by reference to our S-1 Registration Statement filed on May 23, 2008, SEC File Number 333-151141.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of June, 2009.

                             KRYPTIC ENTERTAINMENT INC.


Date: June 1, 2009           By: /s/ John Lagourgue
                                ------------------------------------------------
                             Name:  John Lagourgue
                             Title: President, CEO, and Director
                                    (Principal Executive Officer)


Date: June 1, 2009           By: /s/ Shan Qiang
                                ------------------------------------------------
                             Name:  Shan Qiang
                             Title: Secretary Treasurer and Director
                                    (Principal Accounting and Financial Officer)

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kryptic Entertainment Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Kryptic Entertainment Inc. (A Development Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2009 and since inception October 11, 2007 through March 31, 2008 and since inception on October 11, 2007 through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kryptic Entertainment Inc. (A Development Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2009 and since inception October 11, 2007 through March 31, 2008 and since inception on October 11, 2007 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $54,336, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
June 1, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            March 31,          March 31,
                                                              2009               2008
                                                            --------           --------
ASSETS

Current assets
  Cash and bank accounts                                    $  2,489           $ 54,260
                                                            --------           --------

      Total current assets                                     2,489             54,260

Website, net of accumulated amortization (Note 7)              2,875              4,375
                                                            --------           --------

Total assets                                                $  5,364           $ 58,635
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $    750           $  1,500
                                                            --------           --------

      Total current liabilities                                  750              1,500
                                                            --------           --------

Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,499,000 common shares                                    5,499              5,499
  Additional paid-in capital                                  53,451             53,451
  Deficit accumulated during the development stage           (54,336)            (1,815)
                                                            --------           --------

      Total stockholders' equity                               4,614             57,135
                                                            --------           --------

Total liabilities and stockholders' equity                  $  5,364           $ 58,635
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                   Date of                Date of
                                                                Incorporation on       Incorporation on
                                             Year Ended       October 11, 2007 to    October 11, 2007 to
                                              March 31,            March 31,              March 31,
                                                2009                 2008                   2009
                                             ----------           ----------             ----------
REVENUE                                      $       --           $       --             $       --
                                             ----------           ----------             ----------

OPERATING EXPENSES
  Amortization                                    1,500                  125                  1,625
  Game development costs                         29,300                   --                 29,300
  General & administrative                       21,721                1,070                 22,791
  Organization                                       --                  620                    620
                                             ----------           ----------             ----------
Loss before income taxes                        (52,521)              (1,815)               (54,336)

Provision for income taxes                           --                   --                     --
                                             ----------           ----------             ----------

Net loss                                     $  (52,521)          $   (1,815)            $  (54,336)
                                             ==========           ==========             ==========

Basic and diluted loss per
Common share (1)

Weighted average number of
 common shares outstanding (Note 4)           5,499,000            4,209,209
                                             ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Deficit
                                                                              Accumulated
                                          Common Stock          Additional     During the        Total
                                      --------------------       Paid in      Development     Stockholders'
                                      Shares        Amount       Capital         Stage           Equity
                                      ------        ------       -------         -----           ------
Inception, October 11, 2007                --      $    --      $     --       $      --        $     --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                   3,000,000        3,000         3,000                           6,000

Sale of common stock to Director
 on November 24, 2007               1,500,000        1,500         1,500                           3,000

Private placement closed
 March 15, 2008                       999,000          999        48,951                          49,950

Net loss for the period                    --           --            --          (1,815)         (1,815)
                                    ---------      -------      --------       ---------        --------
Balance March 31, 2008              5,499,000        5,499        53,451          (1,815)         57,135


Net loss for the year                      --           --            --         (52,521)        (52,521)
                                    ---------      -------      --------       ---------        --------

Balance March 31, 2009              5,499,000      $ 5,499      $ 53,451       $ (54,336)       $  4,614
                                    =========      =======      ========       =========        ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                            Date of                Date of
                                                                         Incorporation on       Incorporation on
                                                      Year Ended       October 11, 2007 to    October 11, 2007 to
                                                       March 31,            March 31,              March 31,
                                                         2009                 2008                   2009
                                                       --------             --------               --------
OPERATING ACTIVITIES
  Net loss for the period                              $(52,521)            $ (1,815)              $(54,336)
  Adjustments To Reconcile Net Loss To Net
   Cash Used In Operating Activities
     Amortization expense                                 1,500                  125                  1,625
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities              (750)               1,500                    750
                                                       --------             --------               --------

Net cash used in operating activities                   (51,771)                (190)               (51,961)
                                                       --------             --------               --------

INVESTING ACTIVITIES
  Website                                                    --               (4,500)                (4,500)
                                                       --------             --------               --------

Net cash used in investing activities                        --               (4,500)                (4,500)
                                                       --------             --------               --------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     --               58,950                 58,950
                                                       --------             --------               --------

Net cash provided by financing activities                    --               58,950                 58,950
                                                       --------             --------               --------

(Decrease) increase in cash during the period           (51,771)              54,260                  2,489

Cash, beginning of the period                            54,260                   --                     --
                                                       --------             --------               --------

Cash, end of the period                                $  2,489             $ 54,260               $  2,489
                                                       ========             ========               ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                           $     --             $     --               $     --
  Cash paid for interest                               $     --             $     --               $     --


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


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

                                 March 31, 2009


NOTE 2. (CONTINUED)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH AND BANK ACCOUNTS

The Company's bank account is not FDIC insured.

FOREIGN CURRENCY TRANSLATION

The Company has adopted the US dollar as its functional and reporting currency because all of its transactions are denominated in US currency.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 2. (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to March 31, 2009 of $54,336. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2010.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company has cleared a Registration Statement with the SEC and obtained a trading symbol to trade its common shares on the OTCBB.

     * Management intends to raise additional funds through public or private placement offerings.

     * Management is currently formulating plans to develop an internet based online video game to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 3. (CONTINUED)

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

                                 March 31, 2009


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

As of March 31, 2009, the Company the Company has a net operating loss carry forward of approximately $54,336, of which $1,815 will expire by March 31, 2028 and the balance of $52,521 by March 31, 2029.

The Company has not filed its federal tax returns since inception.

NOTE 7. WEBSITE

                                   Accumulated
                        Cost       amortization         Net book value
                        ----       ------------         --------------

Website costs          $4,500         $1,625                $2,875
                       ======         ======                ======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 9. (CONTINUED)

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have an impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 9. (CONTINUED)

the changes will not have a any impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would not have any effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 9. (CONTINUED)

enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have any impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 9. (CONTINUED)

in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.