Form 10-Q
period 2009-06-30
Kryptic Entertainment Inc.
filed 2009-07-30
CIK 1435736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2009

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

Number of shares outstanding of the registrant's class of common stock as July 23, 2009: 5,499,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended June 30, 2009.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets.................................................       3

     Statements of Operations.......................................       4

     Statements of Stockholders' Deficit............................       5

     Statements of Cash Flows.......................................       6

     Notes to the Financial Statements..............................       7

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           June 30,           March 31,
                                                             2009               2009
                                                           --------           --------
                                                          (unaudited)
ASSETS

Current assets
  Cash                                                      $     75           $  2,489
                                                            --------           --------

      Total current assets                                        75              2,489

Website, net of accumulated amortization (Note 7)              2,500              2,875
                                                            --------           --------

Total assets                                                $  2,575           $  5,364
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                  $  4,040           $    750
  Due to director                                              1,500                 --
                                                            --------           --------

      Total current liabilities                                5,540                750
                                                            --------           --------
Stockholders' deficit (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,499,000 common shares                                    5,499              5,499
  Additional paid-in capital                                  53,451             53,451
  Deficit accumulated during the development stage           (61,915)           (54,336)
                                                            --------           --------

      Total stockholders' deficit                             (2,965)             4,614
                                                            --------           --------

Total liabilities and stockholders' deficit                 $  2,575           $  5,364
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                 Date of
                                                    Three Months         Three Months        Incorporation on
                                                       Ended                Ended          October 11, 2007 to
                                                      June 30,             June 30,             June 30,
                                                        2009                 2008                 2009
                                                     ----------           ----------           ----------
REVENUE                                              $       --           $       --           $       --
                                                     ----------           ----------           ----------
OPERATING EXPENSES
  Amortization                                              375                  375                2,000
  Game development costs                                     --                3,000               29,300
  General & Administrative                                7,204                6,209               29,995
  Organization                                               --                   --                  620
                                                     ----------           ----------           ----------
Loss before income taxes                                 (7,579)              (9,584)             (61,915)

Provision for income taxes                                   --                   --                   --
                                                     ----------           ----------           ----------

Net loss                                             $   (7,579)          $   (9,584)          $  (61,915)
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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                                Deficit
                                                                              Accumulated
                                          Common Stock          Additional     During the        Total
                                      --------------------       Paid in      Development     Stockholders'
                                      Shares        Amount       Capital         Stage           Equity
                                      ------        ------       -------         -----           ------
Inception, October 11, 2007                --      $    --      $     --       $      --        $     --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                   3,000,000        3,000         3,000                           6,000

Sale of common stock to Director
 on November 24, 2007               1,500,000        1,500         1,500                           3,000

Private placement closed
 March 15, 2008                       999,000          999        48,951                          49,950

Net loss for the period                    --           --            --          (1,815)         (1,815)
                                    ---------      -------      --------       ---------        --------
Balance March 31, 2008              5,499,000        5,499        53,451          (1,815)         57,135


Net loss for the year                      --           --            --         (52,521)        (52,521)
                                    ---------      -------      --------       ---------        --------

Balance March 31, 2009              5,499,000        5,499        53,451         (54,336)          4,614
                                    ---------      -------      --------       ---------        --------

Net loss for the period                    --           --            --          (7,579)         (7,579)
                                    ---------      -------      --------       ---------        --------

Balance June 30, 2009               5,499,000      $ 5,499      $ 53,451       $ (61,915)       $ (2,965)
                                    =========      =======      ========       =========        ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Date of
                                                           Three Months       Three Months      Incorporation on
                                                              Ended              Ended        October 11, 2007 to
                                                             June 30,           June 30,           June 30,
                                                               2009               2008               2009
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                    $ (7,579)          $ (9,584)          $(61,915)
  Adjustments To Reconcile Net Loss To Net Cash
   Used In Operating Activities
     Amortization expense                                         375                375              2,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                   3,290              3,000              4,040
     Due to director                                            1,500                414              1,500
                                                             --------           --------           --------
Net cash used in operating activities                          (2,414)            (5,795)           (54,375)
                                                             --------           --------           --------
INVESTING ACTIVITIES
  Website                                                          --                 --             (4,500)
                                                             --------           --------           --------
Net cash used in investing activities                              --                 --             (4,500)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 --             58,950
                                                             --------           --------           --------
Net cash provided by financing activities                          --                 --             58,950
                                                             --------           --------           --------

(Decrease) increase in cash during the period                  (2,414)            (5,795)                75

Cash, beginning of the period                                   2,489             54,260                 --
                                                             --------           --------           --------

Cash, end of the period                                      $     75           $ 48,465           $     75
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
  Cash paid for interest                                     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (unaudited)


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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (unaudited)


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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to June 30, 2009 of $61,915. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2010.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (unaudited)


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

The amount due to a director of $1,500 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (unaudited)


NOTE 5. (CONTINUED)

operating expenses. The company plans to pay the amount within the next 12 months, if it has sufficient cash to do so.

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

As of its last fiscal year end, the Company has a net operating loss carry forward of approximately $54,336, of which $1,815 will expire by March 31, 2028 and the balance of $52,521 by March 31, 2029.

The Company has not filed its federal tax returns since inception.

NOTE 7. WEBSITE

                                      Accumulated
                          Cost        amortization        Net book value
                          ----        ------------        --------------

     Website costs       $4,500         $2,000               $2,500
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

Our planned distribution and revenue models may undergo significant revisions, as we get closer to launching our commercial game. At this stage in our development, there can be no assurance that we will be successful in generating revenues from our game, or that users will be receptive to playing Krypton Jam.

Since  incorporation,  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Kryptic Entertainment has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; our S-1 filed on May 23, 2008, and our 10K for March 31, 2009 filed on June 4, 2009.

We are a development stage company with very limited operations to date, no revenue, very limited financial backing and few assets. During the first stages of our company's growth, our officers and directors will be responsible for executing the business plan at no charge. Our immediate priority is to secure suitable financing to continue with our existing business and the development of our playable demo for the game. This is critical to to ensure our survival and to preserve our shareholder's investment in our common shares. We currently have little working capital. If we are not successful in the short run, our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

We believe we require a minimum of $900,000 in additional financing to develop our playable demo over a successive 12 month period from receipt, which would be expended as follows:

Additional general and administrative costs                            $  70,000
Identify/research/purchase game engine                                   350,000
Purchase computer hardware and peripherals                               100,000
Purchase software for game engine creation, developers to
 identify pending game engine selected (Licensed Software Packages)       30,000
Third party developers required to modify game engine to meet standards for online & console based demo for Krypton Jam

     (Specified  Software  will  enable  developers  to  create a specified playable demo illustrating 3 dimensional game play
     ie:   reduced   version   of   game   play  to   include   3
     characters/players,  game design  sports  action,  3 realms, in-game  elements  and design to include  levels,  character abilities,  obstacles/quests,  graphics/interface,  physical
     impacts,   environment  impacts,   scoring/victory.   (Human
     Resources - 5 developers budgeted for 60,000/year)                  300,000

Render & output for online version for testing purposes                   50,000
                                                                        --------
                                                                        $900,000
                                                                        ========

RESULTS OF OPERATIONS

Our company posted losses of $7,579 for three months ended June 30, 2009 compared to $9,584 for the comparable period. From inception to June 30, 2009 we have incurred losses of $61,915. The principal components of our losses for the three months ended June 30, 2009 included general and administrative costs of $7,204 and amortization of our website of $375. This compares to $6,209 in general and admin expenses, $3,000 for game development and $375 for website amortization in the three months ended June 30, 2008.

LIQUIDITY AND CASH RESOURCES

At June 30, 2009 we had a working capital deficit of $(5,465) compared to working capital of $1,739 at June 30, 2008. At June 30, 2009 we had only $75 in cash.

Because we have not generated any revenue from our business, and we are at least 36 months away from being in a position to generate revenues, we will need to raise significant, additional funding for the future development of our business and to respond to unanticipated requirements or expenses. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned video game and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans. Obtaining suitable financing has also become particularly challenging with the current credit and monetary crisis. In this environment, it is highly unlikely that we will be successful in obtaining the necessary financing on a timely basis to continue with the development of our game.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

----------
* Incorporated by reference to our S-1 A/2 and SB-2 Registration Statement, File Number 333-151141.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of July 2009.

                               KRYPTIC ENTERTAINMENT INC.


Date: July 23, 2009            By: /s/ John Lagourgue
                                  ----------------------------------------------
                               Name: John Lagourgue
                               Title: President/CEO, Principal Executive Officer


Date: July 23, 2009            By: /s/ Shan Qiang
                                  ----------------------------------------------
                               Name:  Shan Qiang
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer