Form 10-K/A
period 2009-03-31
Kryptic Entertainment Inc.
filed 2009-10-02
CIK 1435736

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
Item 1.  Description of Business and Risk Factors                              3
Item 2.  Properties                                                           19
Item 3.  Legal Proceedings                                                    19
Item 4.  Submission of Matters to a Vote of Security Holders                  19

PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder
         Matters                                                              19
Item 7.  Plan of Operation                                                    21
Item 8.  Financial Statements and Supplementary Data                          23
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 23
Item 9A. Controls and Procedures                                              24
Item 9B. Other Information                                                    25

PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons         26
Item 11. Executive Compensation                                               28
Item 12. Security Ownership of Certain Beneficial Owners and Management       29
Item 13. Certain Relationships, Related Transactions and Director
         Independence                                                         30
Item 14. Principal Accountant Fees and Services                               30
Item 15. Exhibits and 8-K Filings                                             31

Signatures                                                                    32

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K amends Kryptic Entertainment Inc.'s Annual Report on Form 10-K for the year ended March 31, 2009, which was filed with the Securities and Exchange Commission on June 4, 2009 ("Original Filing"). We are filing this Amendment to correct two errors that we have subsequently identified (noted as (a) and (b) below) and to include re-audited financial statements for March 31, 2009 by Alan Weinberg CPA. We engaged Alan Weinberg in response to a comment letter received from the Securities and Exchange Commission dated September 1, 2009, as more fully described in (c) below. We have made revisions to:

     (a) Item 9A. Controls and Procedures - amended to include managements' assessment of Disclosure Controls and Procedures
     (b) Exhibit 31.1 and 31.2 certifications have been amended to address internal control over financial reporting as disclosed in 4 (b).
     (c) On September 1, 2009 we received a letter from the SEC advising that "on August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates Chartered because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with a board investigation." Because Moore is no longer registered with the PCAOB, we are required to re-audit 2009 when we file our financial statements and our 10K Annual Report for March 31, 2010. Because we are in the process of attempting to raise additional financing for our business, our board of directors has considered it prudent to perform the re-audit of 2009 beforehand to remove any uncertainty surrounding our 2009 financial statements. The audit report dated October 1, 2009 and financial statements are presented on pages F-1 - F-11. Alan Weinberg CPA was engaged on September 7, 2009. The costs for the re-audit are disclosed in Item 14. Two amendments were made to our financial statements as a result of the re-audit:

          * Note 2. Summary of Significant Accounting Practices - separate disclosure was added respecting the fair value of financial instruments.
          * Note 9. Recent Accounting Pronouncements - updated entirely to include only recent pronouncements

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original Filing, and Freight Management Corp. has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-K, or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

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

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Alan Weinberg CPA, state in their audit report, dated October 1, 2009 and included with this prospectus, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

     *    balance sheets as of March 31, 2009

     * statements of operations, cash flows and stockholders' equity from the incorporation date to March 31, 2009

     *    notes to the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As of March 31, 2009 we conducted an evaluation, under the supervision, and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as described below under "Material Weaknesses".

Management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's CEO and CFO and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

IDENTIFIED WEAKNESSES

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weaknesses was identified by our management in connection with the review of our financial statements as of March 31, 2009.

Management also believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended March 31, 2009 and 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year were $6,900 and $2,500 respectively. The aggregate fees billed by our auditors, for professional services rendered for the re-audit of our annual financial statements for the year ended March 31, 2009 because of the PCAOB ruling regarding Moore and Associates, Chartered, (as disclosed in the Explanatory Note above) were $2,500.

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

                             KRYPTIC ENTERTAINMENT INC.


Date: October 2, 2009        By: /s/ John Lagourgue
                                ------------------------------------------------
                             Name:  John Lagourgue
                             Title: President, CEO, and Director
                                    (Principal Executive Officer)


Date: October 2, 2009        By: /s/ Shan Qiang
                                ------------------------------------------------
                             Name:  Shan Qiang
                             Title: Secretary Treasurer and Director
                                    (Principal Accounting and Financial Officer)

                    REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Kryptic Entertainment Inc.:

We have audited the accompanying balance sheets of Kryptic Entertainment Inc. (a Nevada corporation in the development stage) as of March 31, 2009 and 2008, and the related statement of operations, stockholders' equity, and cash flows for the periods ended March 31, 2009 and 2008, and from inception (October 11, 2007) through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kryptic Entertainment Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the periods ended March 31, 2009 and 2008, and from inception (October 11, 2007) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of March 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Alan Weinberg CPA
---------------------------------
Weinberg & Associates LLC
Baltimore, Maryland
October 1, 2009

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 9. (CONTINUED)

On May 28, 2009, the Financial Accounting Standards Board issued Subsequent Events ("SFAS No. 165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. In June 2009, the FASB issued The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168"). When SFAS No. 168 is effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. It is not expected that SFAS No. 168 will change existing accounting standards, but rather changes the way that companies will refer to accounting standards. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. As a result, the Company will adopt SFAS No. 168 for its financial statements covering the period ending September 30, 2009. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.