Form 10-Q
period 2009-09-30
Kryptic Entertainment Inc.
filed 2009-10-15
CIK 1435736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2009

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

Number of shares outstanding of the registrant's class of common stock as October 14, 2009: 5,499,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the six months ended September 30, 2009.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                          September 30,        March 31,
                                                              2009               2009
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash                                                      $    332           $  2,489
                                                            --------           --------

      Total current assets                                       332              2,489

Website, net of accumulated amortization (Note 7)              2,125              2,875
                                                            --------           --------

Total assets                                                $  2,457           $  5,364
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                  $  5,000           $    750
  Due to director                                              3,250                 --
                                                            --------           --------

      Total current liabilities                                8,250                750
                                                            --------           --------

Stockholders' deficit (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,499,000 common shares                                    5,499              5,499
  Additional paid-in capital                                  53,451             53,451
  Deficit accumulated during the development stage           (64,743)           (54,336)
                                                            --------           --------

      Total stockholders' deficit                             (5,793)             4,614
                                                            --------           --------

Total liabilities and stockholders' deficit                 $  2,457           $  5,364
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                      Date of
                                                                                                  Incorporation on
                             3 Months Ended   3 Months Ended   6 Months Ended   6 Months Ended   October 11, 2007 to
                              September 30,    September 30,    September 30,    September 30,      September 30,
                                  2009             2008             2009             2008               2009
                               ----------       ----------       ----------       ----------         ----------
REVENUE                        $       --       $       --       $       --       $       --         $       --
                               ----------       ----------       ----------       ----------         ----------

OPERATING EXPENSES
  Amortization                        375              375              750              750              2,375
  Game development costs               --               --               --            3,000             29,300
  General & administrative          2,453           11,594            9,657           17,803             32,448
  Organization                         --               --               --               --                620
                               ----------       ----------       ----------       ----------         ----------
Loss before income taxes           (2,828)         (11,969)         (10,407)         (21,553)           (64,743)

Provision for income taxes             --               --               --               --                 --
                               ----------       ----------       ----------       ----------         ----------

Net loss                       $   (2,828)      $  (11,969)      $  (10,407)      $  (21,553)        $  (64,743)
                               ==========       ==========       ==========       ==========         ==========

Basic and diluted loss per
 common share (1)              $       --       $       --       $       --       $       --
                               ==========       ==========       ==========       ==========
Weighted average number
 of common shares
 outstanding (Note 4)           5,499,000        5,499,000        5,499,000        5,499,000
                               ==========       ==========       ==========       ==========


----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                                Deficit
                                                                              Accumulated
                                          Common Stock          Additional     During the        Total
                                      --------------------       Paid in      Development     Stockholders'
                                      Shares        Amount       Capital         Stage           Equity
                                      ------        ------       -------         -----           ------
Inception, October 11, 2007                --      $    --      $     --       $      --        $     --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                   3,000,000        3,000         3,000                           6,000

Sale of common stock to Director
 on November 24, 2007               1,500,000        1,500         1,500                           3,000

Private placement closed
 March 15, 2008                       999,000          999        48,951                          49,950

Net loss for the period                    --           --            --          (1,815)         (1,815)
                                    ---------      -------      --------       ---------        --------
Balance March 31, 2008              5,499,000        5,499        53,451          (1,815)         57,135


Net loss for the year                      --           --            --         (52,521)        (52,521)
                                    ---------      -------      --------       ---------        --------

Balance March 31, 2009              5,499,000        5,499        53,451         (54,336)          4,614
                                    ---------      -------      --------       ---------        --------

Net loss for the period                    --           --            --         (10,407)        (10,407)
                                    ---------      -------      --------       ---------        --------

Balance September 30, 2009          5,499,000      $ 5,499      $ 53,451       $ (64,743)       $ (5,793)
                                    =========      =======      ========       =========        ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                   Date of
                                                            Six Months         Six Months      Incorporation on
                                                              Ended              Ended        October 11, 2007 to
                                                           September 30,      September 30,      September 30,
                                                               2009               2008               2009
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                    $(10,407)          $(21,553)          $(64,743)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities
     Amortization expense                                         750                750              2,375
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                   4,250               (150)             5,000
     Due to director                                            3,250                 --              3,250
                                                             --------           --------           --------

Net cash used in operating activities                          (2,157)           (20,953)           (54,118)
                                                             --------           --------           --------
INVESTING ACTIVITIES
  Website                                                          --                 --             (4,500)
                                                             --------           --------           --------

Net cash used in investing activities                              --                 --             (4,500)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 --             58,950
                                                             --------           --------           --------

Net cash provided by financing activities                          --                 --             58,950
                                                             --------           --------           --------

(Decrease) increase in cash during the period                  (2,157)           (20,953)               332

Cash, beginning of the period                                   2,489             54,260                 --
                                                             --------           --------           --------

Cash, end of the period                                      $    332           $ 33,307           $    332
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
  Cash paid for interest                                     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (unaudited)


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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (unaudited)


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, the carrying value of accrued liabilities and amounts due to a director approximated fair value due to the short-term nature and maturity of these instruments.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to September 30, 2009 of $64,743. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2010.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (unaudited)


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

The amount due to a director of $3,250 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (unaudited)


NOTE 5.  (CONTINUED)

operating expenses. The company plans to pay the amount within the next 12 months, if it has sufficient cash to do so.

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

NOTE 7. WEBSITE

                                         Accumulated
                        Cost             amortization          Net book value
                        ----             ------------          --------------
Website costs          $4,500               $2,375                $2,125
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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; our S-1 filed on May 23, 2008, and our 10K/A for March 31, 2009 filed on October 2, 2009.

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
                                                                        --------
                                                                        $900,000
                                                                        ========

RESULTS OF OPERATIONS

Our company posted losses of $10,407 for six months ended September 30, 2009 compared to $21,553 for the comparable period. From inception to September 30, 2009 we have incurred losses of $64,743. The principal components of our losses for the six months ended September 30, 2009 included general and administrative costs of $9,657 and amortization of our website of $750. This compares to $17,803 in general and admin expenses, $3,000 for game development and $705 for website amortization during the six months ended September 30, 2008.

LIQUIDITY AND CASH RESOURCES

At September 30, 2009 we had a working capital deficit of $7,918 compared to working capital of $1,739 at March 31, 2009. This deficit includes $3,250 owing to our director, which we intend to repay within the next 12 months if we are successful in raising additional financing. At September 30, 2009 we had only $332 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As of September 30, 2009 we conducted an evaluation, under the supervision, and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as described below under "Material Weaknesses".

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

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED WEAKNESSES

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weaknesses was identified by our management in connection with the review of our financial statements as of September 30, 2009.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this quarterly report.

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

----------
* Incorporated by reference to our S-1 Registration Statement, File Number 333-151141

(b) Reports on Form 8-K

8-K filed August 6, 2009 and amendments thereto filed August 27, and September 8, 2009, disclosing the dismissal of Moore and Associates Chartered/Seale & Beers CPA's as our external auditor and the appointment of Alan Weinberg CPA as our new external auditor.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of October, 2009.

                               KRYPTIC ENTERTAINMENT INC.


Date: October 14, 2009         By: /s/ John Lagourgue
                                  ----------------------------------------------
                               Name: John Lagourgue
                               Title: President/CEO, Principal Executive Officer


Date: October 14, 2009         By: /s/ Shan Qiang
                                  ----------------------------------------------
                               Name:  Shan Qiang
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer