Form 10-Q
period 2009-12-31
Kryptic Entertainment Inc.
filed 2010-02-03
CIK 1435736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2009

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

Number of shares outstanding of the registrant's class of common stock as January 28, 2010: 5,499,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the nine months ended December 31, 2009.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           December 31,        March 31,
                                                              2009               2009
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash                                                      $  5,663           $  2,489
                                                            --------           --------

      Total current assets                                     5,663              2,489

Website, net of accumulated amortization (Note 7)              1,750              2,875
                                                            --------           --------

Total assets                                                $  7,413           $  5,364
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                  $  1,500           $    750
  Due to director                                             18,500                 --
                                                            --------           --------

Total current liabilities                                     20,000                750
                                                            --------           --------

Stockholders' deficit (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,499,000 common shares                                    5,499              5,499
  Additional paid-in capital                                  53,451             53,451
  Deficit accumulated during the development stage           (71,537)           (54,336)
                                                            --------           --------

Total stockholders' deficit                                  (12,587)             4,614
                                                            --------           --------

Total liabilities and stockholders' deficit                 $  7,413           $  5,364
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                           Date of
                                                                                                      Incorporation on
                             3 Months Ended    3 Months Ended    9 Months Ended    9 Months Ended    October 11, 2007 to
                               December 31,      December 31,      December 31,      December 31,        December 31,
                                  2009              2008              2009              2008                2009
                               ----------        ----------        ----------        ----------          ----------
REVENUE                        $       --        $       --        $       --        $       --          $       --
                               ----------        ----------        ----------        ----------          ----------
OPERATING EXPENSES
  Amortization                        375               375             1,125             1,125               2,750
  Game development costs               --            21,100                --            24,100              29,300
  General & administrative          6,419             2,674            16,076            20,477              38,867
  Organization                         --                --                --                --                 620
                               ----------        ----------        ----------        ----------          ----------
Loss before income taxes           (6,794)          (24,149)          (17,201)          (45,702)            (71,537)

Provision for income taxes             --                --                --                --                  --
                               ----------        ----------        ----------        ----------          ----------

Net loss                       $   (6,794)       $  (24,149)       $  (17,201)       $  (45,702)         $  (71,537)
                               ==========        ==========        ==========        ==========          ==========

Basic and diluted loss per
 common share (1)              $       --        $       --        $       --        $       --
                               ==========        ==========        ==========        ==========
Weighted average number
of common shares
outstanding (Note 4)            5,499,000         5,499,000         5,499,000         5,499,000
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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                                Deficit
                                                                              Accumulated
                                          Common Stock          Additional     During the        Total
                                      --------------------       Paid in      Development     Stockholders'
                                      Shares        Amount       Capital         Stage           Equity
                                      ------        ------       -------         -----           ------
Inception, October 11, 2007                --      $    --      $     --       $      --        $     --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                   3,000,000        3,000         3,000                           6,000

Sale of common stock to Director
 on November 24, 2007               1,500,000        1,500         1,500                           3,000

Private placement closed
 March 15, 2008                       999,000          999        48,951                          49,950

Net loss for the period                    --           --            --          (1,815)         (1,815)
                                    ---------      -------      --------       ---------        --------
Balance March 31, 2008              5,499,000        5,499        53,451          (1,815)         57,135


Net loss for the year                      --           --            --         (52,521)        (52,521)
                                    ---------      -------      --------       ---------        --------

Balance March 31, 2009              5,499,000        5,499        53,451         (54,336)          4,614
                                    ---------      -------      --------       ---------        --------

Net loss for the period                    --           --            --         (17,201)        (17,201)
                                    ---------      -------      --------       ---------        --------

Balance December 31, 2009           5,499,000      $ 5,499      $ 53,451       $ (71,537)       $(12,587)
                                    =========      =======      ========       =========        ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Date of
                                                            Nine Months        Nine Months     Incorporation on
                                                              Ended              Ended        October 11, 2007 to
                                                            December 31,       December 31,       December 31,
                                                               2009               2008               2009
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                    $(17,201)          $(45,702)          $(71,537)
  Adjustments To Reconcile Net Loss To Net
   Cash Used In Operating Activities
     Amortization expense                                       1,125              1,125              2,750
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                     750                (80)             1,500
     Due to director                                           18,500               (150)            18,500
                                                             --------           --------           --------

Net cash provided by (used in) operating activities             3,174            (44,807)           (48,787)
                                                             --------           --------           --------
INVESTING ACTIVITIES
  Website                                                          --                 --             (4,500)
                                                             --------           --------           --------

Net cash used in investing activities                              --                 --             (4,500)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 --             58,950
                                                             --------           --------           --------

Net cash provided by financing activities                          --                 --             58,950
                                                             --------           --------           --------

Increase (decrease) in cash during the period                   3,174            (44,807)             5,663

Cash, beginning of the period                                   2,489             54,260                 --
                                                             --------           --------           --------

Cash, end of the period                                      $  5,663           $  9,453           $  5,663

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
  Cash paid for interest                                     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009
                                   (unaudited)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on October 11, 2007. The Company has limited operations and is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans. Management is planning to develop and then market an internet based online video game to prospective users. See Note 5.

These interim financial statements of the Company as of December 31, 2009, and for the periods ended, and cumulative from inception, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 2009, and the results of its operations and its cash flows for the periods ended December 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending March 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of March 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009
                                   (unaudited)


NOTE 2. (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2009, the carrying value of accrued liabilities and amounts due to a director approximated fair value due to the short-term nature and maturity of these instruments.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to December 31, 2009 of $71,537. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2010.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009
                                   (unaudited)


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

The amount due to a director of $18,500 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009
                                   (unaudited)


NOTE 5. (CONTINUED)

operating expenses. The company plans to pay the amount within the next 12 months, if it has sufficient cash to do so.

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

NOTE 7. WEBSITE

                                         Accumulated
                        Cost             amortization          Net book value
                        ----             ------------          --------------

Website costs          $4,500               $2,750                 $1,750
                       ======               ======                 ======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated events occurring between the balance sheet date and January 28, 2010, the date the financial statements were issued and there were no significant events.

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

As of the date hereof, we have not been successful in raising the additional funding necessary to complete the remaining milestones. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. The recent credit crisis has only made our situation more difficult, because investors who were historically receptive to startup situations have become nonexistent in this environment. Our current cash balances are only sufficient to meet our regulatory obligations for next 3-6 months. On November 5, 2009, Mr. John Lagourgue resigned as our President and a Director. He was replaced by Mr. Qiang, who became our President and sole Director, in addition to his existing position of Secretary Treasurer and CFO. Mr. Qiang has indicated that he will provide unsecured loans to meet only our basic operating and regulatory obligations for the next fiscal year.

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

We are a development stage company with very limited operations to date, no revenue, very limited financial backing and few assets. During the first stages of our company's growth, our officers and directors are responsible for executing our business plan at no charge. Our immediate priority is to secure suitable financing to continue with our existing business and the development of our playable demo for the game. This is critical to to ensure our survival and to preserve our shareholder's investment in our common shares. We currently have little working capital. If we are not successful in the short run, our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next fiscal year through unsecured, no interest loans.

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
                                                                        --------
                                                                        $900,000
                                                                        ========

RESULTS OF OPERATIONS

Our company posted losses of $17,201 for nine months ended December 31, 2009 compared to $45,702 for the comparable period. From inception to December 31, 2009 we have incurred losses of $71,537. The principal components of our losses for the nine months ended December 31, 2009 included general and administrative costs of $16,076 and amortization of our website of $1,125. This compares to $20,477 in general and admin expenses, $24,100 for game development and $1,125 for website amortization during the nine months ended December 31, 2008.

LIQUIDITY AND CASH RESOURCES

At December 31, 2009 we had a working capital deficit of $14,337 compared to working capital of $1,739 at March 31, 2009. This deficit includes $18,500 owing to our director, which we intend to repay within the next 12 months if we are successful in raising additional financing. At December 31, 2009 we had only $5,663 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As of December 31, 2009 we conducted an evaluation, under the supervision, and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as described below under "Material Weaknesses".

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED WEAKNESSES

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weaknesses was identified by our management in connection with the review of our financial statements as of December 31, 2009.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to SEC rules that permit the Company to provide only the management's report in this quarterly report.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 5, 2009 Mr. John Lagourgue resigned as our President, CEO and Director. Mr. Shan Qiang assumed his positions and currently acts as our President, Secretary Treasurer, CFO and sole Director. Concurrent with his resignation, Mr. Lagourgue agreed to sell all of his common shares to Mr. Qiang in a private sale transaction. Mr. Qiang now holds 4,500,000 common shares, or 81.83% of our total outstanding common shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

  Exhibit
  Number                                Description
  ------                                -----------
    3.1        Articles of Incorporation*
    3.2        By-laws*
   31.1        Certification Pursuant to 18 U.S.C. ss. 1350, Section 302
   32.1        Certification  Pursuant  to 18 U.S.C.  ss.1350, Section 906

----------
* Incorporated by reference to our S-1 Registration Statement, File Number 333-151141

(b) Reports on Form 8-K

8-K filed August 6, 2009 and amendments thereto filed August 27, and September 8, 2009, disclosing the dismissal of Moore and Associates Chartered/Seale & Beers CPA's as our external auditor and the appointment of Alan Weinberg CPA as our new external auditor.

8-K filed November 6, 2009 disclosing the resignation of Mr. John Lagourgue as President and Director and appointment of Mr. Shan Qiang as President.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of February, 2010.

                                      KRYPTIC ENTERTAINMENT INC.


Date: February 2, 2010                By: /s/ Shan Qiang
                                         ---------------------------------------
                                      Name:  Shan Qiang
                                      Title: President, CEO, Secretary Treasurer
                                             Principal Executive, Financial and
                                             Accounting Officer