Form 10-K
period 2010-03-31
Kryptic Entertainment Inc.
filed 2010-06-07
CIK 1435736

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Aggregate market value of the voting common equity at September 30, 2009 held by non-affiliates (computed by reference to the price at which the common equity was sold): $49,950.00

Number of common voting shares outstanding as of June 3, 2010: 5,499,000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
Item 1.  Description of Business and Risk Factors                              3
Item 2.  Properties                                                           16
Item 3.  Legal Proceedings                                                    16

PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder
         Matters                                                              16
Item 7.  Plan of Operation                                                    18
Item 8.  Financial Statements and Supplementary Data                          20
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 21
Item 9A. Controls and Procedures                                              21
Item 9B. Other Information                                                    23

PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons         23
Item 11. Executive Compensation                                               24
Item 12. Security Ownership of Certain Beneficial Owners and Management       26
Item 13. Certain Relationships, Related Transactions and Director
         Independence                                                         27
Item 14. Principal Accountant Fees and Services                               27
Item 15. Exhibits and 8-K Filings                                             28

Signatures                                                                    29

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

PRINCIPAL PRODUCTS AND SERVICES

Our company's business is focused on the development and sale of internet based interactive entertainment games for use by the general public. Video and interactive entertainment games are currently played by a large majority of the American population and represent a rapidly growing and profitable industry. We are in the early stages of developing our first game that we have named "Krypton Jam". We currently have no revenues and no user subscriptions for our game. We anticipate that we will not have a commercial product for at least 24 months, dependent on the successful raise of approximately $2.5-3 million in additional financing to complete development of a demonstration model and then commercially launch our game.

Krypton Jam is planned to provide an engaging online game experience not currently available in the interactive video gaming industry. It is being designed to be a massive multiplayer online game ("MMOG") that will blend the characteristics of fantasy and sports in an engaging and intense environment. MMOG games are recognized for their peculiar combination of "escapist fantasy" and "social realism" in settings and the building of relationships, status and solidarity. We believe MMOG games will continue to experience significant growth and represent the next watershed in electronic games for the following reasons:

     * The games offer regular content updates with changing story lines through downloads and flexible architecture, keeping the game dynamic and fresh for players
     * The games extend the realism of game play through cutting edge technology, which makes the player feel they are actually part of the environment
     * The games create new opportunities to foster competition and mutual aid, by engaging mutual friends or players in a `combat', team or support situation
     * The games present a compelling new social environment, and an opportunity to meet new friends and share similar mind frames, existence, and survival techniques.
     *    The games offer a recurring revenue source for game companies

When complete, Kyrpton Jam will be competing in the entertainment industry for the leisure time and discretionary spending of consumers with all other forms of entertainment media. Our competitors vary in size and cost structure from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. We are considered the smallest as we do not currently have a commercial product yet available for sale or use. Our business is driven by hit titles, which will require us to invest significantly in production and in marketing. Our direct competition in the MMOG market segment is highly competitive and characterized by frequent product introductions, new business models and new platforms. As the proportion of households with an internet broadband connection increases, we expect new competitors to enter the market and existing competitors to allocate more resources toward developing online games. As a result, we expect competition in the online games market segment to intensify.

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

In order for our game to be a success, it also must offer:

     * Differentiated & Dynamic Quality Content - Krypton Jam is planned to offer a visual experience like no other. Attention to detail will be essential to ensure that the characters and environment look on par if not superior to other games of its caliber. At the same time, the game must continue to develop a story that is extremely interesting to its players. The content will be dynamic with twists in the story and game that will keep players engaged. This will become more important as additional competitors enter the market with similar games.
     * Empowerment - The target audience must feel that they have a `say' in what happens to the characters in the game, giving the player the illusion and pleasure of taking action without having to deal with the responsibility and repercussions of such actions. We plan on setting up chat rooms on the Krypton Jam web site that will encourage the audience to talk about their experiences and share thoughts on the game, thus capturing their loyalty and making the site a part of their daily lives so the characters become "real" to them.
     * Entertainment - The target audience needs to be drawn to the experience, and made to forget about the reality around them while they focus on the new cyber-world that Krypton Jam presents to them. The experience needs to be commanding so that it becomes a topic of conversation among the consumers' friends and colleagues.
     * Customer Focused - We plan to provide content updates to Krypton Jam to provide an ongoing captive experience for the user and ensure that they leave the game happy, keen to relate their entertainment experience to all their friends and anxious to log-on to enjoy the next competition, hopefully bringing friends to share the experience. Customer complaints or suggestions will be dealt with to the best of our ability to ensure customer satisfaction, thus encouraging positive word of mouth recommendations of our product.

We believe Krypton Jam, when completed, will potentially provide the user with an experience of true team play, combining fast-paced fantasy quest style adventure and sports action, without the extreme violence and death typical of most currently available games. Our genre was designed to support positive messages and resolution of conflict through team work. The ultimate goal of the game is winning the title of "Master of the Kryptic Realms" by competing in quests and against various creatures on the basketball court. Each character within Krypton Jam will have its own strengths and weaknesses, abilities and magic. A diversified team will be required for any given competitor to win. Each court will have different attributes and obstacles to challenge or assist the players. As the tournament progresses, the challenges and geography of the courts will become increasingly complex. The quests will allow players to obtain new powers that are not initially accessible when creating their characters, giving advantages to those characters that succeed on both the court and on daring quests. We are also planning to add new characters, environments, story-line twists and secrets on a regular basis to keep the game fresh for the players, and interactive social chat rooms to avoid the downfalls of many previous on-line multi-player games, which typically become redundant and stale for the users over time.

We must complete 2 remaining major development milestones prior to having our game available for commercial sale. Our DVD trailer, the first development milestone, was completed and uploaded to our website prior during our previous fiscal year ended March 31, 2009. The trailer contains summary representations of our proposed game, characters and realm development. We believe the trailer provides a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the Krypton Jam game. We are using it for presentations to the industry and financial community to attract financing and gain feedback on our concept.

Our next major development milestone is the playable demo. Development of the playable demo is dependent on the successful raise of additional financing. We require approximately $900,000 for successful completion of this milestone (See "Plan of Operation"). The development and completion of the playable demo is anticipated to take approximately 12 months from the date we obtain financing. The most important initial aspect of playable demo phase is selection of a suitable back-end game engine. A cost-effective and robust game engine will be critical to the success of the playable demo to ensure it meets the complexities of our title in-game graphics, and character/realm/quest complexities associated with a sports-based fantasy game.

Subsequent to the completion of the playable demo, we will require at least $1.5-2 million and 12 months for the development and production of our actual game. This task is also highly dependent on the third party development team we ultimately choose, and it must include an experienced group of creative, production, and technical professionals. A third party development team will assemble the necessary creative elements to complete our game using, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios. Because we are at least 12 months away from starting the development of the actual game, any significant change in these circumstances could materially impact our ability to complete the game, our cash requirements and our operations.

As of the date hereof, we have not been successful in raising the additional funding necessary to complete the remaining milestones. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. The recent credit crisis has only made our situation more difficult, because investors who were historically receptive to startup situations have become reluctant to invest in this environment. Our current cash balances are only sufficient to meet our regulatory obligations for this annual report. Our President and Director has indicated that he will provide unsecured loans to meet only our basic operating and regulatory obligations for the next fiscal year.

On November 5, 2009 Mr. John Lagourgue resigned as our President, CEO and Director. Mr. Shan Qiang, our Secretary Treasurer and Director agreed to assume these duties and became our sole Officer and Director. Concurrent with his appointment, he has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

We anticipate that any new acquisition or business opportunities identified by our company will require significant additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Mr. Qiang is undertaking the search for and analysis of new business opportunities. He is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Qiang may utilize the services of outside consultants or advisors. At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable. Further, we believe that our company may have more difficulties raising capital for our existing business than for a new business opportunity. We have not yet entered into preliminary negotiations with prospective business entities or formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We currently do not own any intellectual property have not obtained any copyrights, patents or trademarks in respect of any intellectual property. We do not anticipate copyrighting or trade marking any assets over the next 12 months, unless circumstances change as a result of a merger or acquisition of a new business opportunity.

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

There are no existing government regulations, nor are we aware of any regulations being contemplated, that would adversely affect our ability to operate. There may regulations that apply to new acquisitions or mergers with another unrelated business.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We currently lack financing to undertake software development activities to complete our playable demo and commercial game. Should we be successful, we plan to immediately commence with the development of the playable demo. Further software development activities are planned for the following year to complete actual game development. If we are not successful in raising financing for our game, an acquisition or merger with another business opportunity may necessitate the need for research and development activities related to the business.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that address issues specific to our existing business. There may be laws that apply to new acquisitions or mergers with another unrelated business.

FACILITIES

We rent executive office facilities located at Suite 208, 800 N. Rainbow Blvd., Las Vegas, NV, 89107. This is a shared office facility, which offers office space and secretarial and administrative services for $150 monthly. We may cancel upon 30 days written notice. This location serves as our primary executive offices. Mr. Qiang also works from his residence in China at no charge to our company. We do not foresee any changes to these arrangements unless we obtain suitable financing to continue with our existing business or until we merge with or acquire another business.

EMPLOYEES

Mr Qiang, our sole officer and director, is responsible for all planning, developing and operational duties, and will continue to do so until we either obtain suitable financing to continue with and expand our business or until we merge or acquire a new business. Human resource planning will be part of an ongoing process that will include regular evaluation of our operations and revenue realization.

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

RISKS ASSOCIATED WITH OUR EXISTING BUSINESS

WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated on October 11, 2007, and have very limited operations. We have not realized any revenues to date. Our proposed video game product is under development and is not ready for commercial sale. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to March 31, 2010 is $ (73,211). Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our product. We may fail to generate revenues in the future. If we cannot attract a significant number of subscribers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

IF OUR ESTIMATES RELATED TO EXPENDITURES ARE ERRONEOUS OUR BUSINESS WILL FAIL AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures, which includes an additional $2.5-3 million to complete the development our game for commercial use. If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

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

WE DEPEND TO A SIGNIFICANT EXTENT ON CERTAIN KEY PERSONNEL, THE LOSS OF ANY OF WHOM MAY MATERIALLY AND ADVERSELY AFFECT OUR COMPANY.

Currently, we have only one employee who is also our sole officer and director. We depend entirely on Mr. Qiang for all of our operations. The loss of Mr. Qiang will have a substantial negative effect on our company and may cause our business to fail. Mr. Qiang has not been compensated for their services since our incorporation, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Qiang's services could prevent us from completing the development of our product and developing revenues. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our officer and director. We do not anticipate entering into employment agreements with him or acquiring key man insurance in the foreseeable future.

WE HAVE LIMITED BUSINESS, SALES AND MARKETING EXPERIENCE IN OUR INDUSTRY.

We have not completed the development of our product and have yet to generate revenues. Our officer and director has no prior online video game marketing or selling industry experience. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful. There can be no assurance that our video game will gain wide acceptance in its target market or that we will be able to effectively market our product.

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

Our officer and director has existing responsibilities and has additional responsibilities to provide management and services to other entities. Mr. Qiang is also a Senior Designer & Project Manager for VDZ International in Beijing, China. We expect Mr. Qiang to spend approximately 25 hours a week on the business of our company. As a result, demands for the time and attention from Mr. Qiang from our company and other entities may conflict from time to time. Because we rely primarily on Mr. Qiang to maintain our business contacts and to promote our product, his limited devotion of time and attention to our business may hurt the operation of our business.

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Weinberg & Baer LLC, state in their audit report, dated May 21, 2010 and included herein, that we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations. As a result, there is a substantial doubt that we will be able to continue as a going concern.

This qualification clearly highlights that we will, in all likelihood, continue to incur expenses without significant revenues into the foreseeable future until our product gains significant popularity. Our only source of funds to date has been the sale of our common stock and unsecured loans from Mr. Qiang. Because we cannot currently assure anyone that we will be able to generate enough interest in our product, or that we will be able to generate any significant revenues or income, the identification of new sources equity financing becomes significantly more difficult. If we are successful in closing on any new financing, existing investors will experience substantial dilution. The ability to obtain debt financing is also severely impacted, and likely not even feasible, given that we do not have revenues or profits to pay interest or repay principal.

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

Mr. Qiang directly owns 4,500,000 shares or 81.83% of the total of 5,499,000 issued and outstanding shares of Kryptic's common stock and is in a position to continue to control Kryptic. Such control may be risky to the investor, because our company's operations are dependent on one person who could lack ability or interest in pursuing our operations. In such event, our business may fail and you may lose your entire investment. Moreover, investors will not be able to effect a change in the company's board of directors, business or management.

RISKS ASSOCIATED WITH MERGING WITH OR ACQUIRING A NEW BUSINESS OPPORTUNITY

WE WILL REQUIRE ADDITIONAL FINANCING. INADEQUATE FINANCING MAY IMPAIR OUR ABILITY TO COMPETE IN THE MARKETPLACE WHICH MAY RESULT IN THE DISSOLUTION OF OUR COMPANY.

We require additional financing to complete a suitable merger or combination with a business opportunity. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS, PLACE OUR COMPANY AT A COMPETITIVE DISADVANTAGE IN IDENTIFYING POSSIBLE BUSINESS OPPORTUNITIES AND SUCCESSFULLY COMPLETING A BUSINESS COMBINATION.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations, which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

THE SUCCESS OF A POTENTIAL MERGER OR COMBINATION WILL DEPEND TO A GREAT EXTENT ON THE OPERATIONS, FINANCIAL CONDITION AND MANAGEMENT OF ANY IDENTIFIED BUSINESS OPPORTUNITY.

The success of a potential merger or combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While we intend to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

We currently have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

PROBABLE   CHANGE  IN  CONTROL  AND  MANAGEMENT  MAY  REDUCE  OR  ELIMINATE  THE
PARTICIPATION OF OUR PRESENT OFFICERS AND DIRECTORS IN THE FUTURE AFFAIRS OF OUR COMPANY.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in, or elimination of, their participation in the future affairs of our company.

REQUIREMENT   OF  AUDITED   FINANCIAL   STATEMENTS  MAY  DISQUALIFY  A  BUSINESS
OPPORTUNITY.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

A FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

Our ability to achieve any growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

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

Our officer and director, currently owns 4,500,000 shares of the total of 5,499,000 issued and outstanding shares of our common stock. He owns 81.83% of our total outstanding common shares. These shares are currently restricted from trading and Rule 144, these shares will only be available for resale to the public if:

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

At present we are considered to be a shell company under the Exchange Act. If we meet the requirements in the future, our officer and director would be entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will currently equate to approximately 54,900 shares in aggregate; or the average weekly trading volume of Kryptic Entertainment common stock during the four calendar weeks, preceding the filing of a notice on Form 144 with respect to the sale for sales exceeding 5,000 shares or an aggregate sale price in excess of $50,000. If fewer shares at lesser value are sold, no Form 144 is required.

The possibility of future sales of significant amounts of shares held by him could decrease the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market. In such case, the value of your investment in us will decrease.

OTHER RISKS

ALL OF OUR ASSETS AND OUR OFFICERS AND DIRECTORS ARE LOCATED IN CHINA. THIS MAY CAUSE ANY ATTEMPTS TO ENFORCE LIABILITIES UNDER THE U.S. SECURITIES AND BANKRUPTCY LAWS TO BE VERY DIFFICULT.

Currently, all of our assets and our officer and director is located in China, and this is likely to remain so for at least the next 12 months. Therefore, any investor that attempts to enforce against the company or against any of our officers and directors liabilities that accrue under U.S. securities laws or bankruptcy laws will face the difficulty of complying with local laws in these countries, with regards to enforcement of foreign judgments. This could make it impracticable or uneconomic to enforce such liabilities.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any property, real or otherwise. We rent executive office facilities located at Suite 208, 800 N. Rainbow Blvd, Las Vegas, NV, 89107. This is a shared office facility, which offers office space and secretarial and administrative services for $150 monthly. We may cancel upon 30 days written notice. This location will serve as our primary executive offices for the foreseeable future. Mr. Qiang also works from his residence in China at no charge to our company. We plan on contracting all of our software development activities with third parties for at least the next 12 months, so we have no requirement for additional facilities for these operations. We have also obtained host web server space for our website with a third party hosting business at minimal cost.

Unless we merge, acquire or start a new business, we believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "KTCE". Our common shares are not yet actively traded.

Of the 5,499,000 shares of common stock outstanding as of June 3, 2010, 4,500,000 shares were owned by our sole officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and are also subject to the volume and trading limitations of Rule 144 of the Act.

We have no outstanding options or warrants, or other securities convertible into common stock.

At June 3, 2010 there were 18 holders of record.

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

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

None.

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue 75,000,000 shares of common stock with a par value of $0.001. We are not authorized to issue shares of preferred stock. At June 3, 2010 there were 5,499,000 common shares outstanding. There are no warrants, options or convertible securities outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment to creditors. The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. There are no cumulative voting rights.

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

Our immediate priority is to secure suitable financing to continue with our existing business and the development of our playable demo for the game. This is critical to to ensure our survival and to preserve our shareholder's investment in our common shares. We currently have a working capital deficit. If we are not successful in the short run, our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

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
                                                                        --------
                                                                        $940,000
                                                                        ========

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing and that we will close our existing business. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue this new plan. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we cannot quantify what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

RESULTS OF OPERATIONS

Our company posted losses of $18,875 for the year ended March 31, 2010 compared to $52,521 for the year ended March 31, 2009. From inception to March 31, 2010 we have incurred losses of $73,211. The principal components of our losses for fiscal 2010 include $17,375 of general and administrative costs and $1,500 for amortization of our website. In 2009 our loss included general and administrative costs of $21,721, DVD and game based development costs of $29,300 and amortization of our website of $1,500. Our 2009 general & administrative expense totals include $12,972 for the preparation and filing of our registration statement.

LIQUIDITY AND CASH RESOURCES

At March 31, 2010 we had a working capital deficit of $15,636 compared to working capital of $1,739 at March 31, 2009. The deficit includes $18,500 owing to our director. The amount is unsecured, bears no interest, and is repayable within 12 months only if there is sufficient cash to do so. At March 31, 2010 we had $3,614 in cash.

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

PRODUCT RESEARCH AND DEVELOPMENT

We plan to develop the playable demo for our game over the next 12 months if we are successful in raising sufficient financing to do so. Our cost estimates were discussed previously within this section of our annual report. If we merge, enter into, or acquire a new business we may undertake product research and development related to the new business.

PURCHASE OF SIGNIFICANT EQUIPMENT

As discussed previously in our 12 month Plan of Operations, we plan to purchase approximately $480,000 of computer hardware, peripherals, and licensed software for the development of our playable demo. This includes $350,000 for a game engine. This equipment may also be used for the development of our game in future periods. The purchase of this equipment is dependent on the successful raise of suitable financing. If we merge, enter into, or acquire a new business we may commit to equipment purchases related to the new business.

EMPLOYEES

Currently our only employees are our directors and officers, If we merge, enter into, or acquire a new business we may hire additional employees. We may hire 1 or 2 additional administrative and support employees if we are successful in raising sufficient financing to develop our playable demo over the next 12 months.

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

Due to the uncertainty of our ability to meet our current operating expenses and game development expenses noted above, our independent auditors have included in their report on our annual financial statements for the year ended March 31, 2010, an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings, unless we aquire or merge with a business that is significantly dependent on foreign exchange transactions, floating interest rate debt or some other factor. We do not use derivative1 financial instruments to manage risks or for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

     *    the report of independent accountants
     *    balance sheets as of March 31, 2010 and March 31, 2009
     * statements of operations, cash flows and stockholders' equity from the incorporation date to March 31, 2010
     *    notes to the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As of March 31, 2010 we conducted an evaluation, under the supervision, and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as described below under "Material Weaknesses".

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

As of March 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED WEAKNESSES

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weaknesses was identified by our management in connection with the review of our financial statements as of March 31, 2010.

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

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                              Date First Elected
    Name            Position Held with the Company      Age      or Appointed
    ----            ------------------------------      ---      ------------

Shan Qiang       President, CEO, Secretary, Treasurer,   41     October 30, 2007
                 CFO and Director

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

MR. SHAN QIANG, SECRETARY TREASURER, CFO, MEMBER OF THE BOARD OF DIRECTORS

Mr. Qiang has been serving as our Secretary, CFO and a member of our Board of Directors since October 30, 2007. He has served as our President and CEO since November 5, 2009, concurrent with the resignation of Mr. John Lagourgue. The term of his office is for one year and is renewable on an annual basis.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our director, executive officer and control person has not been involved in any of the following events during the past five years:

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

To the best of our knowledge, our executive officer and director filed his Form 3 and Form 4 reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers from our date of incorporation on September 17, 2007 to March 31, 2010.

                                                                                            Change in
                                                                                             Pension
                                                                                             Value &
                                                                              Non-Equity   Nonqualified
                                                                              Incentive     Deferred       All
  Name and                                                                       Plan        Compen-      Other
 Principal                                                Stock      Option    Compen-       sation       Compen-
  Position                 Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)  sation($)  Totals($)
------------               ----   ---------  --------   ---------   ---------  ---------    -----------  ---------  ---------
Shan Qiang (1)           2010       0         0           0           0          0             0           0          0
President, CEO           2009       0         0           0           0          0             0           0          0
Secretary                2008       0         0           0           0          0             0           0          0
Treasurer

John Lagourgue (1)       2010       0         0           0           0          0             0           0          0
President & CEO          2009       0         0           0           0          0             0           0          0
                         2008       0         0           0           0          0             0           0          0

----------
(1) John Lagougue resigned as President & CEO on November 5, 2009 and was concurrently replaced by Mr. Shan Qiang.

Since our date of incorporation to the date hereof, our executive officers have not received and are not accruing any compensation. The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations. We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

The following table sets forth information with respect to compensation paid by us to our directors from our date of incorporation on September 17, 2007 to March 31, 2010.

DIRECTOR COMPENSATION TABLE

                                                                     Change in
                                                                      Pension
                    Fees                                             Value and
                   Earned                           Non-Equity      Nonqualified     All
                     or                              Incentive        Deferred      Other
                   Paid in    Stock      Option        Plan         Compensation   Compen-
    Name           Cash($)   Awards($)  Awards($)  Compensation($)   Earnings($)   sation($)  Total($)
    ----           -------   ---------  ---------  ---------------   -----------   ---------  --------
Shan Qiang            0          0          0             0               0            0         0

John Lagourgue (1)    0          0          0             0               0            0         0

----------
(1)  John Lagourgue resigned as a Director on November 5, 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 3, 2010 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of June 3, 2010, there were 5,499,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of June 3, 2010 by each of the individual directors and executive officers and by all directors and executive officers as a group.

                                                         Amount and
                                                         Nature of     Percent
Title of                                                 Beneficial       of
 Class    Name and Address of Beneficial Owner           Ownership     Class(2)
 -----    ------------------------------------           ---------     --------
Common    Shan Qiang                                     4,500,000      81.83%
          No 21, Xikanghutong, Chaoyang District
          Changchun City, China 130021

Common    Directors and officers as a group(1)           4,500,000      81.83%

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

On November 6, 2009 Mr. Qiang acquired 3,000,000 common shares from Mr. John Lagourgue, a former director and officer of the Issuer, for the total consideration of US$6,000, pursuant to the terms of a share purchase agreement. The consideration for the acquisition was paid from the personal funds of Mr. Qiang.

All of these shares continue to be subject to Rule 144 of the Securities Act of 1933.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended March 31, 2010 and 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year were $6,850 and $6,900 respectively. 2009 includes the aggregate fees billed by our auditors, for professional services rendered for the re-audit of our annual financial statements for the year ended March 31, 2009 because of the PCAOB ruling regarding Moore and Associates, Chartered, were $2,500.

AUDIT RELATED FEES.

We incurred nil fees to auditors for audit related fees during the fiscal year ended March 31, 2010 and 2009.

TAX FEES.

We incurred $250 in fees to auditors for tax compliance, tax advice or tax compliance services for each of the fiscal years ended March 31, 2010 and 2009.

ALL OTHER FEES.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended March 31, 2010 and 2009.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

ITEM 15. EXHIBITS.

3.1      Articles of Incorporation*

3.2      By-laws*

31.1     Section 302 Certification - Chief Executive and Financial Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer.

----------
* Incorporated by reference to our S-1 Registration Statement filed on May 23, 2008, SEC File Number 333-151141.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of June, 2010

                                     KRYPTIC ENTERTAINMENT INC.


Date: June 3, 2010                   By: /s/ Shan Qiang
                                        ----------------------------------------
                                     Name:  Shan Qiang
                                     Title: President, CEO, Secretary Treasurer
                                            and Director
                                            (Principal Executive, Accounting and
                                            Financial Officer)

                    REPORT OF REGISTERED INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Kryptic Entertainment, Inc.:

We have audited the accompanying balance sheets of Kryptic Entertainment, Inc. (a Nevada corporation in the development stage) as of March 31, 2010 and 2009, and the related statement of operations, stockholders' equity, and cash flows for the periods ended March 31, 2010 and 2009, and from inception (October 11, 2007) through March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kryptic Entertainment, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the periods ended March 31, 2010 and 2009, and from inception (October 11, 2007) through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of March 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Weinberg & Baer LLC
----------------------------------
Weinberg & Baer LLC
Baltimore, Maryland
May 21, 2010

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            March 31,          March 31,
                                                              2010               2009
                                                            --------           --------
ASSETS

Current assets
  Cash and bank accounts                                    $  3,614           $  2,489
                                                            --------           --------

      Total current assets                                     3,614              2,489

Website, net of accumulated amortization (Note 7)              1,375              2,875
                                                            --------           --------

Total assets                                                $  4,989           $  5,364
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                  $    750           $    750
  Due to director (Note 5)                                    18,500                 --
                                                            --------           --------

      Total current liabilities                               19,250                750
                                                            --------           --------
Stockholders' deficit (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,499,000 common shares                                    5,499              5,499
  Additional paid-in capital                                  53,451             53,451
  Deficit accumulated during the development stage           (73,211)           (54,336)
                                                            --------           --------

Total stockholders' deficit                                  (14,261)             4,614
                                                            --------           --------

Total liabilities and stockholders' deficit                 $  4,989           $  5,364
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                            Date of
                                                                                        Incorporation on
                                                 Year Ended           Year Ended       October 11, 2007 to
                                                  March 31,            March 31,            March 31,
                                                    2010                 2009                 2010
                                                 ----------           ----------           ----------
REVENUE                                          $       --           $       --           $       --
                                                 ----------           ----------           ----------
OPERATING EXPENSES
  Amortization                                        1,500                1,500                3,125
  Game development costs                                 --               29,300               29,300
  General & administrative                           17,375               21,721               40,166
  Organization                                           --                   --                  620
                                                 ----------           ----------           ----------
Loss before income taxes                            (18,875)             (52,521)             (73,211)

Provision for income taxes                               --                   --                   --
                                                 ----------           ----------           ----------

Net loss                                         $  (18,875)          $  (52,521)          $  (73,211)
                                                 ==========           ==========           ==========

Basic and diluted loss per Common share (1)

Weighted average number of common shares
 outstanding (Note 4)                             5,499,000            5,499,000
                                                 ==========           ==========


----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                Deficit
                                                                              Accumulated
                                          Common Stock          Additional     During the        Total
                                      --------------------       Paid in      Development     Stockholders'
                                      Shares        Amount       Capital         Stage           Equity
                                      ------        ------       -------         -----           ------
Inception, October 11, 2007                --      $    --      $     --       $      --        $     --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                   3,000,000        3,000         3,000                           6,000

Sale of common stock to Director
 on November 24, 2007               1,500,000        1,500         1,500                           3,000

Private placement closed
 March 15, 2008                       999,000          999        48,951                          49,950

Net loss for the period                    --           --            --          (1,815)         (1,815)
                                    ---------      -------      --------       ---------        --------
Balance March 31, 2008              5,499,000        5,499        53,451          (1,815)         57,135


Net loss for the year                      --           --            --         (52,521)        (52,521)
                                    ---------      -------      --------       ---------        --------
Balance March 31, 2009              5,499,000        5,499        53,451         (54,336)          4,614

Net loss for the year                      --           --            --         (18,875)        (18,875)
                                    ---------      -------      --------       ---------        --------

Balance March 31, 2010              5,499,000      $ 5,499      $ 53,451       $ (73,211)       $(14,261)
                                    =========      =======      ========       =========        ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                               Date of
                                                                                           Incorporation on
                                                        Year Ended         Year Ended     October 11, 2007 to
                                                         March 31,          March 31,          March 31,
                                                           2010               2009               2010
                                                         --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                $(18,875)          $(52,521)          $(73,211)
  Adjustments To Reconcile Net Loss To Net
   Cash Used In Operating Activities
     Amortization expense                                   1,500              1,500              3,125
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                  --               (750)               750
                                                         --------           --------           --------

Net cash used for operating activities                    (17,375)           (51,771)           (69,336)
                                                         --------           --------           --------
INVESTING ACTIVITIES
  Website                                                      --                 --             (4,500)
                                                         --------           --------           --------

Net cash used for investing activities                         --                 --             (4,500)
                                                         --------           --------           --------
FINANCING ACTIVITIES
  Due to director                                          18,500                 --             18,500
  Proceeds from issuance of common stock                       --                 --             58,950
                                                         --------           --------           --------

Net cash provided by financing activities                  18,500                 --             77,450
                                                         --------           --------           --------

Increase (decrease) in cash during the period               1,125            (51,771)             3,614

Cash, beginning of the period                               2,489             54,260                 --
                                                         --------           --------           --------

Cash, end of the period                                  $  3,614           $  2,489           $  3,614
                                                         ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $     --           $     --           $     --
  Cash paid for interest                                 $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


NOTE 2. (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The Company has adopted the US dollar as its functional and reporting currency because all of its transactions are denominated in US currency.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2010 the carrying value of accrued liabilities and amounts due to a director approximated fair value due to the short-term nature and maturity of these instruments.

INCOME TAXES

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


NOTE  2. (CONTINUED)

three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 7.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to March 31, 2010 of $73,211. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2011.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


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

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's officer and director provides office space free of charge. He is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The amount due to a director of $18,500 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general operating expenses. The company plans to pay the amount within the next 12 months, if it has sufficient cash to do so.

On October 11, 2007 and November 24, 2007, the Company issued 3,000,000 and 1,500,000 shares of its common stock respectively to its Directors for cash of $9,000. See Note 4.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


NOTE 6. INCOME TAXES

Net deferred tax assets are $nil ($4,719 and $13,130 as of March 31, 2010 and 2009, respectively, less valuation allowances in the same amounts). Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized.

As of its last fiscal year end, the Company has a net operating loss carry forward of approximately $73,211 of which $1,815 will expire by March 31, 2028, $52,521 by March 31, 2029 and the balance of $18,875 by March 31, 2030.

NOTE 7. WEBSITE

                                      Accumulated
                          Cost        amortization        Net book value
                          ----        ------------        --------------

     Website costs       $4,500         $3,125               $1,375
                         ======         ======               ======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


NOTE 9. (CONTINUED)

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


NOTE 9. (CONTINUED)

to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.