Form 10-Q
period 2010-06-30
Kryptic Entertainment Inc.
filed 2010-08-04
CIK 1435736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 000-52374


                           KRYPTIC ENTERTAINMENT INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                                 83-0510954
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

Suite 208, 800 N. Rainbow Blvd. Las Vegas, NV                       89107
(Address of principal executive offices)                          (Zip Code)

                                  702-948-5013
              (Registrant's telephone number, including area code)

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

Number of shares outstanding of the registrant's class of common stock as July 30, 2010: 5,499,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended June 30, 2010.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                                                          Page
                                                                         Number
                                                                         ------

Balance Sheets............................................................. 3

Statements of Operations................................................... 4

Statements of Stockholders' Deficit........................................ 5

Statements of Cash Flows................................................... 6

Notes to the Financial Statements.......................................... 7

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                              June 30,           March 31,
                                                                2010               2010
                                                              --------           --------
                                                             (unaudited)
ASSETS

Current assets
  Cash                                                        $  8,961           $  3,614
  Prepaid expense                                                  138                 --
                                                              --------           --------
      Total current assets                                       9,099              3,614

Website, net of accumulated amortization (Note 7)                1,000              1,375
                                                              --------           --------

      Total assets                                            $ 10,099           $  4,989
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                    $  2,250           $    750
  Due to director                                               27,500             18,500
                                                              --------           --------
      Total current liabilities                                 29,750             19,250
                                                              --------           --------
Stockholders' deficit (Note 4,5)
  Authorized:
    75,000,000 common shares Par value $0.001
  Issued and outstanding:
    5,499,000 commonshares                                       5,499              5,499
  Additional paid-in capital                                    53,451             53,451
  Deficit accumulated during the development stage             (78,601)           (73,211)
                                                              --------           --------
      Total stockholders' deficit                              (19,651)           (14,261)
                                                              --------           --------

      Total liabilities and stockholders' deficit             $ 10,099           $  4,989
                                                              ========           ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                       Date of
                                                Three Months      Three Months     Incorporation on
                                                   Ended             Ended        October 11, 2007 to
                                                  June 30,          June 30,           June 30,
                                                    2010              2009               2010
                                                 -----------       -----------        -----------
REVENUE                                          $        --       $        --        $        --
                                                 -----------       -----------        -----------
OPERATING EXPENSES
  Amortization                                           375               375              3,500
  Game development costs                                  --                --             29,300
  General & administrative                             5,015             7,204             45,181
  Organization                                            --                --                620
                                                 -----------       -----------        -----------
Loss before income taxes                              (5,390)           (7,579)           (78,601)

Provision for income taxes                                --                --                 --
                                                 -----------       -----------        -----------

Net loss                                         $    (5,390)      $    (7,579)       $   (78,601)
                                                 ===========       ===========        ===========

Basic and diluted loss per common share (1)      $        --       $        --
                                                 ===========       ===========

Weighted average number of common shares
 outstanding (Note 4)                              5,499,000         5,499,000
                                                 ===========       ===========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the     Total
                                       -------------------       Paid in     Development  Stockholders'
                                       Shares       Amount       Capital        Stage       Deficit
                                       ------       ------       -------        -----       -------

Incorporation, October 11, 2007              --    $      --    $      --    $      --     $      --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                     3,000,000        3,000        3,000           --         6,000
Sale of common stock to Director
 on November 24, 2007                 1,500,000        1,500        1,500           --         3,000
Private placement closed March
 15, 2008                               999,000          999       48,951           --        49,950

Net loss for the period                      --           --           --       (1,815)       (1,815)
                                      ---------    ---------    ---------    ---------     ---------
Balance March 31, 2008                5,499,000        5,499       53,451       (1,815)       57,135

Net loss for the year                        --           --           --      (52,521)      (52,521)
                                      ---------    ---------    ---------    ---------     ---------
Balance March 31, 2009                5,499,000        5,499       53,451      (54,336)        4,614

Net loss for the year                        --           --           --      (18,875)      (18,875)
                                      ---------    ---------    ---------    ---------     ---------
Balance March 31, 2010                5,499,000        5,499       53,451      (73,211)      (14,261)

Net loss for the period                      --           --           --       (5,390)       (5,390)
                                      ---------    ---------    ---------    ---------     ---------

Balance June 30, 2010                 5,499,000    $   5,499    $  53,451    $ (78,601)    $ (19,651)
                                      =========    =========    =========    =========     =========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Date of
                                                            Three Months       Three Months     Incorporation on
                                                               Ended              Ended        October 11, 2007 to
                                                              June 30,           June 30,           June 30,
                                                                2010               2009               2010
                                                              --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                     $ (5,390)          $ (7,579)          $(78,601)
  Adjustments To Reconcile Net Loss To Net Cash Used
   For Operating Activities
     Amortization expense                                          375                375              3,500
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                    1,500              3,290              2,250
                                                              --------           --------           --------

           Net cash used for operating activities               (3,515)            (3,914)           (72,851)
                                                              --------           --------           --------
INVESTING ACTIVITIES
  Website                                                           --                 --             (4,500)
                                                              --------           --------           --------

           Net cash used for investing activities                   --                 --             (4,500)
                                                              --------           --------           --------
FINANCING ACTIVITIES
  Due to director                                                9,000              1,500             27,500
  Proceeds from issuance of common stock                            --                 --             58,950
                                                              --------           --------           --------

           Net cash provided by financing activities             9,000              1,500             86,450
                                                              --------           --------           --------

Increase (decrease) in cash during the period                    5,485             (2,414)             9,099

Cash, beginning of the period                                    3,614              2,489                 --
                                                              --------           --------           --------

Cash, end of the period                                       $  9,099           $     75           $  9,099
                                                              ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                  $     --           $     --           $     --
  Cash paid for interest                                      $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (unaudited)


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

These interim financial statements of the Company as of June 30, 2010, and for the periods ended, and cumulative from inception, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2010, the results of its operations and its cash flows for the periods ended June 30, 2010 and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending March 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of March 31, 2010, filed with the SEC, for additional information.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (unaudited)


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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2010, the carrying value of accrued liabilities and amounts due to a director approximated fair value due to the short-term nature and maturity of these instruments.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to June 30, 2010 of $78,601. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2011.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (unaudited)


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

The amount due to a director of $27,500 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general operating

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (unaudited)


NOTE 5. (CONTINUED)

expenses. The company plans to pay the amount within the next 12 months, if it has sufficient cash to do so.

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

NOTE 7. WEBSITE

                                          Accumulated
                               Cost      amortization    Net book value
                               ----      ------------    --------------

         Website costs        $4,500        $3,500          $1,000
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

We must complete 2 remaining major development milestones prior to having our game available for commercial sale. Our DVD trailer, the first development milestone, was completed and uploaded to our website. The trailer contains summary representations of our proposed game, characters and realm development. We believe the trailer provides a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the Krypton Jam game. We are using it for presentations to the industry and financial community to attract financing and gain feedback on our concept.

As of the date hereof, we have not been successful in raising the additional funding necessary to complete the remaining milestones. Historically, we have been able to raise a limited amount of capital through private placements of our common stock, but we are uncertain about our continued ability to raise funds privately. The recent credit crisis has only made our situation more difficult, because investors who were historically receptive to startup situations have become reluctant to invest in this environment. Our current cash balances are limited. Our President and Director has indicated that he will provide unsecured loans to meet only our basic operating and regulatory obligations for the next fiscal year.

Our sole Officer and Director is continuing to seek additional financing, and analyzing the various alternatives available to our company, to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q, and our 10K for March 31, 2010.

Our immediate priority is to secure suitable financing to continue with our existing business and the development of our playable demo for the game. This is critical to ensure our survival and to preserve our shareholder's investment in our common shares. If we are not successful in the short run, our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

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

RESULTS OF OPERATIONS

Our company posted losses of $5,390 for three months ended June 30, 2010 compared to $7,579 for the comparable period. From inception to June 30, 2010 we have incurred losses of $78,601. The principal components of our losses for the three months ended June 30, 2010 included general and administrative costs of $5,015 and amortization of our website of $375. This compares to $7,204 in general and admin expenses and $375 for website amortization during the three months ended June 30, 2009.

LIQUIDITY AND CASH RESOURCES

At June 30, 2010 we had a working capital deficit of $20,651 compared to $15,636 at June 30, 2009. This deficit includes $27,500 owing to our director, which we intend to repay within the next 12 months if we are successful in raising additional financing. At June 30, 2010 we had only $8,961 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. As of June 30, 2010 we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our sole Officer concluded that our disclosure controls and procedures were not effective as described below under "Identified Weaknesses".

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's CEO and CFO and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of June 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED WEAKNESSES

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weakness was identified by our management in connection with the review of our financial statements as of June 30, 2010.

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

----------
* Incorporated by reference to our S-1 Registration Statement, File Number 333-151141

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of August, 2010.

                                    KRYPTIC ENTERTAINMENT INC.


Date: August 2, 2010                By: /s/ Shan Qiang
                                        ----------------------------------------
                                    Name: Shan Qiang
                                    Title: President, CEO, Secretary Treasurer
                                           Principal executive, financial and
                                           accounting officer