Form 10-Q
period 2010-09-30
Kryptic Entertainment Inc.
filed 2010-11-02
CIK 1435736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2010

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

Number of shares outstanding of the registrant's class of common stock as October 29, 2010: 5,499,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended September 30, 2010.

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

Statements of Operations................................................... 4

Statements of Stockholders' Deficit........................................ 5

Statements of Cash Flows................................................... 6

Notes to the Financial Statements.......................................... 7

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                          September 30,        March 31,
                                                              2010               2010
                                                            --------           --------
                                                           (unaudited)         (audited)
ASSETS

Current assets
  Cash                                                      $  6,141           $  3,614
                                                            --------           --------

      Total current assets                                     6,141              3,614

Website, net of accumulated amortization (Note 7)                625              1,375
                                                            --------           --------

      Total assets                                          $  6,766           $  4,989
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                  $  3,000           $    750
  Due to director                                             27,500             18,500
                                                            --------           --------

      Total current liabilities                               30,500             19,250
                                                            --------           --------

Stockholders' deficit (Note 4,5)
  Authorized:
    75,000,000 common shares par value $0.001
  Issued and outstanding:
    5,499,000 common shares                                    5,499              5,499
  Additional paid-in capital                                  53,451             53,451
  Deficit accumulated during the development stage           (82,684)           (73,211)
                                                            --------           --------

      Total stockholders' deficit                            (23,734)           (14,261)
                                                            --------           --------

      Total liabilities and stockholders' deficit           $  6,766           $  4,989
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                        Date of
                                                                                                    Incorporation on
                               3 Months Ended   3 Months Ended   6 Months Ended   6 Months Ended   October 11, 2007 to
                                September 30,    September 30,    September 30,    September 30,      September 30,
                                    2010             2009             2010             2009               2010
                                 ----------       ----------       ----------       ----------         ----------
REVENUE                          $       --       $       --       $       --       $       --         $       --
                                 ----------       ----------       ----------       ----------         ----------
OPERATING EXPENSES
  Amortization                          375              375              750              750              3,875
  Game development costs                 --               --               --               --             29,300
  General & administrative            3,708            2,453            8,723            9,657             48,889
  Organization                           --               --               --               --                620
                                 ----------       ----------       ----------       ----------         ----------
Loss before income taxes             (4,083)          (2,828)          (9,473)         (10,407)           (82,684)

Provision for income taxes               --               --               --               --                 --
                                 ----------       ----------       ----------       ----------         ----------

Net loss                         $   (4,083)      $   (2,828)      $   (9,473)      $  (10,407)        $  (82,684)
                                 ==========       ==========       ==========       ==========         ==========

Basic and diluted loss per
 common share (1)                $       --       $       --       $       --       $       --
                                 ==========       ==========       ==========       ==========
Weighted average number of
 common shares outstanding
 (Note 4)                         5,499,000        5,499,000        5,499,000        5,499,000
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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the     Total
                                       -------------------       Paid in     Development  Stockholders'
                                       Shares       Amount       Capital        Stage       Deficit
                                       ------       ------       -------        -----       -------

Incorporation, October 11, 2007              --    $      --    $      --    $      --     $      --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                     3,000,000        3,000        3,000           --         6,000

Sale of common stock to Director
 on November 24, 2007                 1,500,000        1,500        1,500           --         3,000

Private placement closed
 March 15, 2008                         999,000          999       48,951           --        49,950

Net loss for the period                      --           --           --       (1,815)       (1,815)
                                      ---------    ---------    ---------    ---------     ---------
Balance March 31, 2008                5,499,000        5,499       53,451       (1,815)       57,135

Net loss for the year                        --           --           --      (52,521)      (52,521)
                                      ---------    ---------    ---------    ---------     ---------
Balance March 31, 2009                5,499,000        5,499       53,451      (54,336)        4,614

Net loss for the year                        --           --           --      (18,875)      (18,875)
                                      ---------    ---------    ---------    ---------     ---------
Balance March 31, 2010                5,499,000        5,499       53,451      (73,211)      (14,261)

Net loss for the period                      --           --           --       (9,473)       (9,473)
                                      ---------    ---------    ---------    ---------     ---------

Balance September 30, 2010            5,499,000    $   5,499    $  53,451    $ (82,684)    $ (23,734)
                                      =========    =========    =========    =========     =========


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                   Date of
                                                            Six Months         Six Months      Incorporation on
                                                              Ended              Ended        October 11, 2007 to
                                                           September 30,      September 30,      September 30,
                                                               2010               2009               2010
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                    $ (9,473)          $(10,407)          $(82,684)
  Adjustments to Reconcile Net Loss to Net
   Cash Used For Operating Activities
     Amortization expense                                         750                750              3,875
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                   2,250              4,250              3,000
                                                             --------           --------           --------

Net cash used for operating activities                         (6,473)            (5,407)           (75,809)
                                                             --------           --------           --------
INVESTING ACTIVITIES
  Website                                                          --                 --             (4,500)
                                                             --------           --------           --------

Net cash used for investing activities                             --                 --             (4,500)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Due to director                                               9,000              3,250             27,500
  Proceeds from issuance of common stock                           --                 --             58,950
                                                             --------           --------           --------

Net cash provided by financing activities                       9,000              3,250             86,450
                                                             --------           --------           --------

Increase (decrease) in cash during the period                   2,527             (2,157)             6,141

Cash, beginning of the period                                   3,614              2,489                 --
                                                             --------           --------           --------

Cash, end of the period                                      $  6,141           $    332           $  6,141
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
  Cash paid for interest                                     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2010
                                   (unaudited)


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

These interim financial statements of the Company as of September 30, 2010, and for the periods ended, and cumulative from inception, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2010, the results of its operations and its cash flows for the periods ended September 30, 2010 and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending March 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of March 31, 2010, filed with the SEC, for additional information.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2010
                                   (unaudited)


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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010, the carrying value of accrued liabilities and amounts due to a director approximated fair value due to the short-term nature and maturity of these instruments.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2010
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to September 30, 2010 of $82,684. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the fiscal year ending March 31, 2011.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2010
                                   (unaudited)


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

ISSUED AND OUTSTANDING

On October 11, 2007 (inception) and November 24, 2007, the Company issued 3,000,000 and 1,500,000 shares of its common stock respectively to its Directors for cash of $9,000. See Note 5.

On March 15, 2008, the Company closed a private placement for 999,000 common shares at a price of $0.05 per share, or an aggregate of $49,950. The Company accepted subscriptions from 38 offshore non-affiliated investors.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Director provides office space free of charge. The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The amount due to a director of $27,500 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2010
                                   (unaudited)


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

NOTE 7. WEBSITE

                                        Accumulated
                           Cost         amortization       Net book value
                           ----         ------------       --------------

Website costs            $ 4,500          $ 3,875             $   625
                         =======          =======             =======

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

He is continuing to seek additional financing, and analyzing the various alternatives available to our company, to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q, and our 10-K for March 31, 2010.

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

RESULTS OF OPERATIONS

Our company posted losses of $9,473 for six months ended September 30, 2010 compared to $10,407 for the comparable period. From inception to September 30, 2010 we have incurred losses of $82,684. The principal components of our losses for the six months ended September 30, 2010 included general and administrative costs of $8,723 and amortization of our website of $750. This compares to $9,657 in general and admin expenses and $750 for website amortization during the three months ended September 30, 2009.

LIQUIDITY AND CASH RESOURCES

At September 30, 2010 we had a working capital deficit of $24,359 compared to $15,636 at March 31, 2010. This deficit includes $27,500 owing to our director, which we intend to repay within the next 12 months if we are successful in raising additional financing. At September 30, 2010 we had only $6,141 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. As of September 30, 2010 we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Officer concluded that our disclosure controls and procedures were not effective as described below under "Identified Weaknesses".

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

As of September 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED WEAKNESSES

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weakness was identified by our management in connection with the review of our financial statements as of September 30, 2010.

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

                                    KRYPTIC ENTERTAINMENT INC.


Date: October 29, 2010              By: /s/ Shan Qiang
                                        ----------------------------------------
                                    Name:  Shan Qiang
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial and
                                           Accounting Officer