Form 10-Q
period 2010-12-31
Kryptic Entertainment Inc.
filed 2011-02-01
CIK 1435736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2010

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

Number of shares outstanding of the registrant's class of common stock as January 31, 2011: 5,499,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended December 31, 2010.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number
                                                                          ------

Balance Sheets...............................................................3

Statements of Operations.....................................................4

Statements of Stockholders' Deficit..........................................5

Statements of Cash Flows.....................................................6

Notes to the Financial Statements............................................7

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           December 31,        March 31,
                                                              2010               2010
                                                            --------           --------
                                                           (unaudited)        (audited)
ASSETS

Current assets
  Cash                                                      $  3,644           $  3,614
                                                            --------           --------
      Total current assets                                     3,644              3,614

Website, net of accumulated amortization (Note 7)                250              1,375
                                                            --------           --------

      Total assets                                          $  3,894           $  4,989
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                  $  3,750           $    750
  Due to director                                             27,500             18,500
                                                            --------           --------
      Total current liabilities                               31,250             19,250
                                                            --------           --------
Stockholders' deficit (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,499,000 common shares                                    5,499              5,499
  Additional paid-in capital                                  53,451             53,451
  Deficit accumulated during the development stage           (86,306)           (73,211)
                                                            --------           --------
      Total stockholders' deficit                            (27,356)           (14,261)
                                                            --------           --------

      Total liabilities and stockholders' deficit           $  3,894           $  4,989
                                                            ========           ========


              The accompanying notes are an integral part of these
                             financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                              Date of
                                                                                                          Incorporation on
                                         3 Months Ended  3 Months Ended  9 Months Ended  9 Months Ended  October 11, 2007 to
                                           December 31,    December 31,    December 31,    December 31,      December 31,
                                              2010            2009            2010            2009              2010
                                           ----------      ----------      ----------      ----------        ----------
REVENUE                                    $       --      $       --      $       --      $       --        $       --
                                           ----------      ----------      ----------      ----------        ----------

OPERATING EXPENSES
  Amortization                                    375             375           1,125           1,125             4,250
  Game development costs                           --              --              --              --            29,300
  General & administrative                      3,247           6,419          11,970          16,076            52,136
  Organization                                     --              --              --              --               620
                                           ----------      ----------      ----------      ----------        ----------
Loss before income taxes                       (3,622)         (6,794)        (13,095)        (17,201)          (86,306)

Provision for income taxes                         --              --              --              --                --
                                           ----------      ----------      ----------      ----------        ----------

Net loss                                   $   (3,622)     $   (6,794)     $  (13,095)     $  (17,201)       $  (86,306)
                                           ==========      ==========      ==========      ==========        ==========
Basic and diluted loss per common
 share (1)                                 $       --      $       --      $       --      $       --
                                           ==========      ==========      ==========      ==========
Weighted average number
 of common shares outstanding (Note 4)      5,499,000       5,499,000       5,499,000       5,499,000
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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                                      Deficit
                                                                                    Accumulated
                                           Common Stock              Additional     During the          Total
                                       ---------------------          Paid in       Development     Stockholders'
                                       Shares         Amount          Capital          Stage           Deficit
                                       ------         ------          -------          -----           -------
Incorporation, October 11, 2007             --       $      --       $      --       $      --        $      --

Initial capitalization, sale of
 common stock to Director on
 October 11, 2007                    3,000,000           3,000           3,000                            6,000

Sale of common stock to Director
 on November 24, 2007                1,500,000           1,500           1,500                            3,000

Private placement closed
 March 15, 2008                        999,000             999          48,951                           49,950

Net loss for the period                     --              --              --          (1,815)          (1,815)
                                     ---------       ---------       ---------       ---------        ---------
Balance March 31, 2008               5,499,000           5,499          53,451          (1,815)          57,135

Net loss for the year                       --              --              --         (52,521)         (52,521)
                                     ---------       ---------       ---------       ---------        ---------
Balance March 31, 2009               5,499,000           5,499          53,451         (54,336)           4,614

Net loss for the year                       --              --              --         (18,875)         (18,875)
                                     ---------       ---------       ---------       ---------        ---------
Balance March 31, 2010               5,499,000           5,499          53,451         (73,211)         (14,261)

Net loss for the period                     --              --              --         (13,095)         (13,095)
                                     ---------       ---------       ---------       ---------        ---------

Balance December 31, 2010            5,499,000       $   5,499       $  53,451       $ (86,306)       $ (27,356)
                                     =========       =========       =========       =========        =========


              The accompanying notes are an integral part of these
                             financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Date of
                                                         Nine Months      Nine Months    Incorporation on
                                                           Ended            Ended       October 11, 2007 to
                                                         December 31,     December 31,      December 31,
                                                            2010             2009              2010
                                                          --------         --------          --------
OPERATING ACTIVITIES
  Net loss for the period                                 $(13,095)        $(17,201)         $(86,306)

Adjustments to Reconcile Net Loss to Net Cash
 Used forOperating Activities
   Amortization expense                                      1,125            1,125             4,250

Changes in operating assets and liabilities:
  Accounts payable and accrued liabilities                   3,000              750             3,750
                                                          --------         --------          --------

           Net cash used for operating activities           (8,970)         (15,326)          (78,306)
                                                          --------         --------          --------
INVESTING ACTIVITIES
  Website                                                       --               --            (4,500)
                                                          --------         --------          --------

           Net cash used for investing activities               --               --            (4,500)
                                                          --------         --------          --------

FINANCING ACTIVITIES
  Due to director                                            9,000           18,500            27,500
  Proceeds from issuance of common stock                        --               --            58,950
                                                          --------         --------          --------

           Net cash provided by financing activities         9,000           18,500            86,450
                                                          --------         --------          --------

Increase (decrease) in cash during the period                   30            3,174             3,644

Cash, beginning of the period                                3,614            2,489                --
                                                          --------         --------          --------

Cash, end of the period                                   $  3,644         $  5,663          $  3,644
                                                          ========         ========          ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                              $     --         $     --          $     --
  Cash paid for interest                                  $     --         $     --          $     --


              The accompanying notes are an integral part of these
                             financial statements.

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2010
                                   (unaudited)


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

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The balance sheet as of March 31, 2010 presented in these financial statements, has been derived from the Company's audited balance sheet for the fiscal year ended March 31, 2010. In the opinion of management, all known adjustments have been made (which consist primarily of normal, recurring accruals and estimates, and assumptions that impact the financial statements) for fair presentation. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes included within the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2010
                                   (unaudited)


NOTE 2. (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010, the carrying value of accrued liabilities and amounts due to a director approximated fair value due to the short-term nature and maturity of these instruments.

INCOME TAXES
A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2010
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to December 31, 2010 of $86,306. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the fiscal year ending March 31, 2011.

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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2010
                                   (unaudited)


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

                           KRYPTIC ENTERTAINMENT INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2010
                                   (unaudited)


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

NOTE 7. WEBSITE

                                        Accumulated
                         Cost           amortization        Net book value
                         ----           ------------        --------------
Website costs           $4,500            $4,250                $250

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

RESULTS OF OPERATIONS

Our company posted losses of $13,095 for nine months ended December 31, 2010 compared to $17,201 for the comparable period. From inception to December 31, 2010 we have incurred losses of $86,306. The principal components of our losses for the nine months ended December 31, 2010 included general and administrative costs of $11,970 and amortization of our website of $1,125. This compares to $16,076 in general and admin expenses and $1,125 for website amortization during the nine months ended December 31, 2009.

LIQUIDITY AND CASH RESOURCES

At December 31, 2010 we had a working capital deficit of $27,606 compared to $15,636 at March 31, 2010. This deficit includes $27,500 owing to our director, which we intend to repay within the next 12 months if we are successful in raising additional financing. At December 31, 2010 we had only $3,644 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. As of December 31, 2010 we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Officer concluded that our disclosure controls and procedures were not effective as described below under "Identified Weaknesses".

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED WEAKNESSES

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weakness was identified by our management in connection with the review of our financial statements as of December 31, 2010.

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

----------
* Incorporated by reference to our S-1 Registration Statement, File Number 333-151141

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of January, 2011.

                                    KRYPTIC ENTERTAINMENT INC.


Date: January 31, 2011              By: /s/ Shan Qiang
                                        ----------------------------------------
                                    Name: Shan Qiang
                                    Title: President, CEO, Secretary Treasurer
                                           Principal executive, financial and
                                           accounting officer