Form 10-Q
period 2011-03-31
Farm Lands of Guinea, Inc.
filed 2011-05-23
CIK 1435736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53274

Farm Lands of Guinea, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	83-0510954
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

401 Atlantic Suites, Europort, Gibraltar
(Address of principal executive offices)

+353 696 8961
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of May 20, 2011, there were outstanding 9,000,000 shares of the registrant’s common stock, par value $.001.

TABLE OF CONTENTS

Page

PART I Financial Information

Item 1. Financial Statements.	3

Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and September 30, 2010	4

Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended March 31, 2011, and for the period from inception (August 9, 2010) to March 31, 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended March 31, 2011, and for the period from inception (August 9, 2010) to March 31, 2011 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4T. Controls and Procedures	18

PART II Other Information

Item 6. Exhibits.	19

Signatures	20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

Farm Lands of Guinea, Inc.
(A Development Stage Company)

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010	4

Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended March 31, 2011 and for the period from inception (August 9, 2010) to March 31, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended March 31, 2011, and for the period from inception (August 9, 2010) to March 31, 2011 (unaudited)	6

Notes to Consolidated Financial Statements	7

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$289,816	$-
Accounts receivable - related parties	907	-

FIXED ASSETS
Project development costs	56,441
Plant & equipment	654	-

TOTAL ASSETS	$347,818	$-

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & accruals	$50,694	$-
Accounts payable - related parties	112,731	17,865
Derivative liability	189,280	-

TOTAL LIABILITIES	352,705	17,865

FARM LANDS OF GUINEA'S
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value, 9,000,000 shares
issued and outstanding at March 31, 2011, and
1,950,250 shares issued and outstanding
at September 30, 2010	9,000	1,950
Additional paid in capital	762,575	550
Deficit accumulated in development stage	(762,196)	(18,329)

TOTAL FARM LANDS OF GUINEA'S
STOCKHOLDERS' EQUITY (DEFICIT)	9,379	(15,829)

Non controlling interests	(14,266)	(2,036)

TOTAL EQUITY (DEFICIT)	(4,887)	(17,865)

TOTAL LIABILITIES AND EQUITY	$347,818	$-

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			Inception
			(August 9, 2010)
	Three Months Ended	Six Months Ended	Through
	March 31, 2011	March 31, 2011	March 31, 2011

Revenues	$-	$-	$-

General and administrative expenses	(690,972)	(696,239)	(716,604)

LOSS FROM OPERATIONS	(690,972)	(696,239)	(716,604)

Other Income (Expense):
Gain (loss) on derivative liability	(59,858)	(59,858)	(59,858)
Total other income (expense)	(59,858)	(59,858)	(59,858)

LOSS BEFORE TAXES	(750,810)	(756,097)	(776,462)

Income tax expense	-	-	-

NET LOSS	$(750,810)	$(756,097)	$(776,462)

Net loss attributable to non-controlling interests	11,701	12,230	14,266

Net loss attributable to Farm Lands of Guinea	(739,109)	(743,867)	(762,196)

Comprehensive loss:
Comprehensive loss attributable to Farm Lands of Guinea	(739,109)	(743,867)	(762,196)
Comprehensive loss attributable to non-controlling interests	(11,701)	(12,230)	(14,266)

Comprehensive loss	$(750,810)	$(756,097)	$(776,462)

Basic and diluted earnings (loss) per share	$(0.09)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	8,200,000	7,355,000

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Inception
		(August 9, 2010)
	Six Months Ended	Through
	March 31, 2011	March 31, 2011
Cash flows from operating activities
Net loss	$(756,097)	$(776,462)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Gain (loss) on derivative liability	59,858	59,858
Increase in accounts payable	50,694	50,694
Net cash used in operating activities	(645,545)	(665,910)

Cash flows from Investing activities
Purchase of property, plant & equipment	(57,095)	(57,095)
Advances to related party recievables	(907)	(907)
Net cash used in operating activities	(58,002)	(58,002)

Cash flows from financing activities
Proceeds from issuance of share capital	898,497	900,997
Proceeds from accounts payable - related parties	94,866	112,731
Net cash provided by financing activities	993,363	1,013,728

Increase (decrease) in cash and cash equivalents	289,816	289,816

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$289,816	$289,816

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accounts payable transferred to share capital	$2,213	$2,213

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

The Company was incorporated on October 11, 2007 in the State of Nevada under the name Kryptic Entertainment Inc. On April 1, 2011, the Company changed its name to Farm Lands of Guinea, Inc. (FLG or the Company).

On February 28, 2011, the Company consummated a share exchange (the “Share Exchange”) with the stockholders of Farm Lands of Guinea Limited, a British Virgin Islands (BVI) company, whereby the stockholders of Farm Lands of Guinea Limited transferred 100% of their outstanding ordinary shares for an aggregate of 7,801,000 shares of FLG representing approximately 86.7% of our issued and outstanding common stock.

The principal activity of the Company until the Share Exchange was that of the development and sale of internet based interactive entertainment games. This activity has now ceased. From the date of the Share Exchange, the principal activity of the Company is that of holding shares in its subsidiary, Farm Lands of Guinea Limited (BVI).

The principal activity of Farm Lands of Guinea Limited (BVI) is that of holding shares in its 90% owned subsidiary, Land & Resources of Guinea SA. The principal activity of the subsidiary in the period was that of preparation for arable farming in Guinea.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage entity

The Company is considered a development stage entity, as defined in FASB ASC 915, because since its inception it has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital.

The financial statements show the position of the Company from August 9, 2010, which was the incorporation date of Farm Lands of Guinea Limited (BVI). This correctly shows the position of the Company following the reverse merger of February 28, 2011.

Going concern

As shown in the accompanying financial statements, the Company had limited cash but had a working capital deficit, an accumulated deficit, a total deficit, and a net loss through March 31, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of presentation – principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  This basis differs from that used in the statutory accounts of the operating subsidiaries of the Company, which were prepared in accordance with International Financial Reporting Standards and IFRIC interpretations. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The consolidated financial statements include (i) the accounts of the Company and (ii) the accounts of its consolidated subsidiary.  All inter-company balances and transactions have been eliminated.

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $762,196. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

Business combination

In accordance with FASB ASC 805 “Business Combinations”, assets and liabilities are recorded at their acquisition date fair values.  Any differences between those fair values and the purchase price is recorded as goodwill or gain.

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined product portfolio, and discount rates used to establish fair value.  These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and cash equivalents

For the purpose of the statement of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks and other financial institutions with maturities of three months or less.

As of March 31, 2011, the cash balance in financial institutions in the United Kingdom was $289,816.  Accounts at these financial institutions are insured up to £75,000, which is equivalent to $180,271 US dollars at a 0.62202 ending exchange rate.  Therefore, at March 31, 2011, the Company did not have deposits within the limits covered by insurance. The accounts are denominated in US dollars so there is no foreign currency translation adjustment.

Accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write off experience, customer specific facts and economic conditions. Bad debt expense, if any, is included in general and administrative expenses.

Outstanding balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no write-offs at March 31, 2011.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. No depreciation has yet occurred as property, plant and equipment has not yet been brought into use. When the property, plant and equipment comes into operation, depreciation will be computed by the straight line method (after taking into account estimated residual values) over the assets’ estimated useful life of five (5) years.

Machinery and equipment - 5 years

Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Impairment of long-lived assets

The Company follows FASB ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets” for its long-lived assets. The Company’s long-lived assets are reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of March 31, 2011.

Project development costs

Project development costs are recorded at cost. Expenditures for major costs are capitalized. The costs have not yet been depreciated as the project has not yet commenced. When the project enters the next phase and development occurs, the costs will be written off on a straight line basis over the life of the project.

Fair value of financial instruments

The Company follows FASB ASC 825-10-50-10 “Financial Instruments-Overall-Disclosure” for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, customer deposits, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.

Non-controlling interests

Non-controlling interests represent the government of the Republic of Guinea’s 10% equity ownership in Land & Resources of Guinea SA.

Segment reporting

FASB ASC 280, “Segment Reporting” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

In accordance with FASB ASC 280, the Company has reviewed its business activities and determined that multiple segments do not exist that need to be reported.

Earnings per share

Earnings (loss) per common share is computed pursuant to FASB ASC 260 “Earnings per Share.”  Basic earnings (loss) per common share is computed by dividing net profit (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per common share is computed by dividing net profit (loss) attributable to common stockholders by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through common stock equivalents.
	Three months ended March 31, 2011	Six months ended March 31, 2011

Numerator for basic and diluted earnings (loss) per share attributable to common stockholders	$(750,810)	$(756,097)
Denominator for basic and diluted (loss) per share - Weighted average shares of common stock outstanding	8,200,000	7,355,000

Basic and diluted earnings (loss) per share	$(0.09)	$(0.10)

Income taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes”.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There are no deferred tax assets or liabilities at the balance sheet date.

Recently issued accounting pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification. The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (AS Topic 605), Multiple Deliverable Revenue Arrangements, ASU No.2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and Various other ASU’s No. 2009-2 through ASU No. 2011-04 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Foreign currencies

Transactions and balances originally denominated in US dollars are presented at their original amounts. Transactions and balances in other currencies are converted into US dollars in accordance with FASB ASC 830 “Foreign Currency Matters” and are included in determining net income or loss.

The financial records of the subsidiary, Land & Resources of Guinea SA, are maintained in US dollars which is the functional currency of the subsidiary and the parent company.

NOTE 3 - FOREIGN OPERATIONS

Substantially all of the Company’s operations are carried out and all of its assets are located in Guinea.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Guinea.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

NOTE 4 – RELATED PARTY TRANSACTIONS

Included within Accounts receivable is an amount of $907 relating to monies owed by Directors in respect of advance payments on account made for future expenses.

Included within Accounts payable is an amount of $112,731 relating to monies owed to Directors in respect of expenses incurred on behalf of the Company.

NOTE 5 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. On February 28, 2011, the Company sold units to investors which consisted of four (4) shares of the Company’s common stock, one (1) Series A warrant and one (1) Series B warrant.

Within the unit subscription agreement, subscribers of the units are given anti-dilution protection for a period of twenty-four (24) months.  In the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than 130% of $5.00, the subscriber will be compensated with additional shares of the Company’s common stock so that the average per share purchase price of the purchased securities owned by the subscriber on the date of the lower price issuance plus such additional shares issued to the subscriber is equal to the lower price per share.  As a result, the Company has determined that the anti-dilution feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment.  In accordance with ASC 815, the Company has bifurcated the anti-dilution feature of the units and recorded a derivative liability.

The fair value of the derivative liability was calculated using a Lattice Model that values the compound embedded derivatives based on future projections of the various potential outcomes. The assumptions that were analyzed and incorporated into the model included the conversion feature with the full ratchet and weighted average anti-dilution reset, expectations of future stock price performance and expectations of future issuances. Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

The total fair value of the anti-dilutive feature issued on February 28, 2011, amounting to $129,422, has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of this anti-dilutive feature being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the anti-dilution provision expires.  The total cash proceeds of $1,000,000 were first applied to the derivative with the remaining $653,804 being allocated to the 200,000 common shares, $111,434 being allocated to the Series A warrants and $105,340 being allocated to the Series B Warrants.  The common stock and warrants were valued as described in Note 6.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above units.  At March 31, 2011, the Company revalued the warrants and determined that, during the six months ended March 31, 2011, the Company’s derivative liability increased by $59,858 to $189,280.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 6 – ISSUANCE OF COMMON STOCK & WARRANTS

On February 28, 2011, the Company entered into and consummated transactions pursuant to a Subscription Agreement with certain investors whereby the investors agreed to and did purchase for an aggregate of $1.0 million an aggregate of 50,000 units with each unit comprised of four (4) shares of common stock, Series A Warrant to purchase one (1) share of common stock at an exercise price of $7.50 per share and Series B Warrant to purchase one (1) share of common stock at an exercise price of $10.00 per share.

The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $3.40; strike price, $7.50-$10.00; risk free rate 2.13%; 3 year term; and volatility of 140%.  The Company attributed $111,434 related to the Series A warrants and $105,340 related to the Series B warrants of the total $1,000,000 of cash proceeds associated with the transaction to the warrants based on the relative fair value of the warrants.  After applying the fair market values of the derivative liability and each set of warrants, the remaining $653,804 was attributed to the 200,000 shares of common stock.

NOTE 7 – INCOME TAXES

USA

The Company and its subsidiaries are subject to incomes taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2011.

British Virgin Islands

The Company’s subsidiary was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

Guinea

The Company’s subsidiary, Land & Resources of Guinea SA, was incorporated in Guinea, West Africa and is not subject to income taxes under the current laws of Guinea.
	Three months ended March 31, 2011	Inception (August 9, 2010) through December 31, 2010	Inception (August 9, 2010) through March 31, 2011
Income Tax Expenses:
Current tax	$-	$-	$-

Total	$-	$-	$-

Any interest and penalties related to taxes, which the Company has none for the periods presented, would be booked in the financial statements as income tax expense.

NOTE 8 – REVERSE MERGER AND PRIVATE PLACEMENT

On February 28, 2011, the Company consummated the Share Exchange with the stockholders of Farm Lands of Guinea Limited (BVI), whereby the stockholders of Farm Lands of Guinea Limited (BVI) transferred 100% of their outstanding ordinary shares for an aggregate of 7,801,000 shares of FLG representing approximately 86.7% of our issued and outstanding common stock.

Additionally on February 28, 2011, we entered into and consummated a Subscription Agreement with certain investors pursuant to which the investors agreed to and did purchase for an aggregate of $1.0 million an aggregate of 50,000 units with each unit comprised of four (4) shares of common stock, Series A Warrant to purchase one (1) share of common stock at an exercise price of $7.50 per share and Series B Warrant to purchase one (1) share of common stock at an exercise price of $10.00 per share.

The share exchange and the private placement resulted in (i) a change in control of the Company with the shareholders of Farm Lands of Guinea Limited (BVI) owning approximately 86.7% of the issued and outstanding shares of common stock of FLG, (ii) Farm Lands of Guinea Limited (BVI) becoming a wholly-owned subsidiary of FLG, (iii) Land & Resources becoming an indirect 90% owned subsidiary of FLG, and (iv) appointment of certain nominees of Farm Lands of Guinea Limited (BVI) as directors and officers of FLG.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through to when the financial statements were issued.

On April 1, 2011, the Company changed its name from Kryptic Entertainment Inc. to Farm Lands of Guinea Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Unless the context otherwise requires, the "Company", "we," "us," and "our," refer to (i) Farm Lands of Guinea, Inc.; (ii) Farm Lands of Guinea Ltd. (“FLG”), and (iii) Land & Resources of Guinea SA (“Land & Resources”).

Overview

The Company was incorporated under the name Kryptic Entertainment Inc. on October 11, 2007 in the State of Nevada. Effective April 1, 2011, the Company changed its name to Farm Lands of Guinea, Inc.

On February 28, 2011, we consummated a share exchange with stockholders of FLG (the “FLG Stockholders”) whereby FLG Stockholders transferred 100% of the outstanding ordinary shares of FLG held by them, in exchange for an aggregate of 7,801,000 newly issued shares of our Common Stock representing approximately 86.7% of our then issued and outstanding Common Stock.

On February 28, 2011 we entered into and consummated transactions pursuant to a Subscription Agreement (the “Subscription Agreement”) with certain investors whereby the investors agreed to and did purchase for an aggregate of $1.0 million an aggregate of 50,000 Units with each Unit comprised of four (4) shares of Common Stock, Series A Warrant to purchase one (1) share of Common Stock at an exercise price of $7.50 per share and Series B Warrant (together with Series A Warrant, the “Warrants”) to purchase one (1) share of Common Stock at an exercise price of $10.00 per share.

The share exchange and the private placement resulted in (i) a change in control of the Company with the shareholders of FLG owning approximately 86.7% of issued and outstanding shares of common stock of the Company, (ii) FLG becoming a wholly-owned subsidiary of the Company, (iii) Land & Resources becoming an indirect 90% owned subsidiary of the Company, and (iv) appointment of certain nominees of FLG as directors and officers of the Company and resignation of Shan Qiang as sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

FLG was incorporated in the British Virgin Islands as a Business Company on August 9, 2010. FLG through its 90%-owned subsidiary, Land & Resources, a limited liability company organized under the laws of the Republic of Guinea on September 14, 2010 (“Guinea”), intends to engage in rehabilitation and farming of land in Guinea. The Ministry of Agriculture of Guinea holds the 10% ownership stake in Land & Resources.

Land & Resources is a development stage agricultural company in Guinea.  It intends to engage in acquiring and consolidating farm land and operations in Guinea and rehabilitating them back into production using modern agricultural techniques and practices. Land & Resources currently plans to develop 8,815 hectares in the villages of N’Dema and Konindou to grow maize and soybeans in rotation as a pilot scheme for the development of 98,400 hectares lying to the south and east of Saraya. The rotation will be one year of maize followed by two years of soya.

The Republic of Guinea is a former French colony. It is a West African country on the North Atlantic Ocean, bordering Senegal, Mali, Ivory Coast, Liberia, Sierra Leone and Bissau.  It is part of the emerging African reformation chain and now presents the optimum timing opportunity for investment in agriculture.

Since independence in 1958 much of the arable land in the Republic of Guinea has been neglected.  The once vibrant agricultural sector has largely disappeared.  The Ministry of Agriculture has therefore been examining ways to regenerate vast areas of scrubland and make it suitable for modern methods of agriculture.  Recognizing that Guinea’s climate is suitable for the production of a number of crops including Soya, the Ministry of Agriculture has been seeking partners to assist it in developing this aspect of Guinea’s resources.

Corn-like Maize is a staple food in Guinea. According to data collected by the Ministry of Agriculture of Guinea, there is currently a national shortfall of 500,000 tons of this product which to date has been filled with importation from international markets.  Local production is carried out by farmers and does not involve use of fertilizer, mechanized tools and machinery. As a result, the yields of the crop are poor and well below the needs of the local market.

Bean crop Soya is not in significant production in Guinea.  There is currently a substantial consumption shortfall in home produced cooking oil for which manufactured Soya or soybeans is particularly well suited. The shortfall is compensated for by importing Soya derived oil from international markets.  The three major regions where Soya is grown profitably are the United States of America, Brazil, and Argentina.  Each of them suffers local disadvantages.  Farmers in the United States face first world costs.  The Brazilians have to cope with vast distances and poor roads.  In Argentina the government retains 35% of the gross yield at no charge.  By contrast, the government of the Republic of Guinea actively promotes rather than penalizes production.

In addition to its core business plan to engage in farming business in Guinea, on October 25, 2010 Land & Resources signed a Protocol d’Accord with the Ministry of Agriculture of Guinea under which it undertook obligations to survey and map additional underutilized land in Guinea estimated to be up to 1.5 million hectares of combined area and prepare it for disposal under 99-year leases. In consideration thereof the Ministry of Agriculture has agreed to grant Land and Resources exclusive marketing rights with a commission of 15% being payable on closed sales.

Results of Operations

We did not have any revenues during the three and six month periods ended March 31, 2011.

We incurred operating expenses of $690,972 and $696,239 for the three and six month periods ended March 31, 2011, respectively. Our operating expenses primarily consisted of Administrative Expenses.

The Company realized a net loss from continuing operations of $750,810 and $756,097 for the three and six month periods ended March 31, 2011, respectively.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. As of March 31, 2011, the Company had cash of $289,816 and current liabilities of $352,705. On February 28, 2011, we consummated a private placement of our securities which resulted in net proceeds to us of $350,000. We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.  Our owners have previously provided funding for working capital needs and our expectation is that they will continue to do so.

If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

Our operations used $665,910 in cash since inception in August 2010.  The cash was provided to us by our owners.

Critical Accounting Policies

Development stage entity

The Company is considered a development stage entity, as defined in FASB ASC 915, because since August 2010 it has not commenced operations that have resulted in significant revenue and the Company’s efforts have been devoted primarily to activities related to raising capital.

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through March 31, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from owners and related parties to provide needed funds.

Derivative Liability

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. On February 28, 2011, the Company sold units to investors which consisted of four (4) shares of the Company’s common stock, one (1) Series A warrant and one (1) Series B warrant.

Within the unit subscription agreement, subscribers of the units are given anti-dilution protection for a period of twenty-four (24) months.  In the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than 130% of $5.00, the subscriber will be compensated with additional shares of the Company’s common stock so that the average per share purchase price of the purchased securities owned by the subscriber on the date of the lower price issuance plus such additional shares issued to the subscriber is equal to the lower price per share.  As a result, the Company has determined that the anti-dilution feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment.  In accordance with ASC 815, the Company has bifurcated the anti-dilution feature of the units and recorded a derivative liability.

The fair value of the derivative liability was calculated using a Lattice Model that values the compound embedded derivatives based on future projections of the various potential outcomes. The assumptions that were analyzed and incorporated into the model included the conversion feature with the full ratchet and weighted average anti-dilution reset, expectations of future stock price performance and expectations of future issuances. Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

The total fair value of the anti-dilutive feature issued on February 28, 2011, amounting to $129,422, has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of this anti-dilutive feature being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the anti-dilution provision expires.  The total cash proceeds of $1,000,000 were first applied to the derivative with the remaining $653,804 being allocated to the 200,000 common shares, $111,434 being allocated to the Series A warrants and $105,340 being allocated to the Series B Warrants.  The common stock and warrants were valued as described in the following note.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above units.  At March 31, 2011, the Company revalued the warrants and determined that, during the six months ended March 31, 2011, the Company’s derivative liability increased by $59,858 to $189,280.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

Issuance of Common Stock & Warrants

On February 28, 2011, the Company entered into and consummated transactions pursuant to a Subscription Agreement with certain investors whereby the investors agreed to and did purchase for an aggregate of $1 million an aggregate of 50,000 units with each unit comprised of four (4) shares of common stock, Series A Warrant to purchase one (1) share of common stock at an exercise price of $7.50 per share and Series B Warrant to purchase one (1) share of common stock at an exercise price of $10.00 per share.

The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $3.40; strike price, $7.50-$10.00; risk free rate 2.13%; 3 year term; and volatility of 140%.  The Company attributed $111,434 related to the Series A warrants and $105,340 related to the Series B warrants of the total $1,000,000 of cash proceeds associated with the transaction to the warrants based on the relative fair value of the warrants.  After applying the fair market values of the derivative liability and each set of warrants, the remaining $653,804 was attributed to the 200,000 shares of common stock.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

On February 28, 2011, the Company consummated a share exchange with the shareholders of Farm Lands of Guinea Limited as described in more detail in our current report on Form 8-K filed with the SEC on March 4, 2011. As a result of the share exchange, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act of 1934, as amended.

The Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 7, 2010, contained a conclusion by the management that there is a material weakness in the Company’s internal control over financial reporting described as ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. The main reason of the material weakness was that as a shell company it had only one director who also acted as the Company’s Chief Executive Officer and Chief Financial Officer. There were no independent directors on the board of directors.

Following the share exchange, the Company elected five new directors to its board of directors including two independent directors. The offices of the Chief Executive Officer, Chief Financial Officer and the Chairman of the board of directors have been separated and are now held by three different individuals. As a result, the management believes that the above referenced material weakness has been remedied.

PART II-OTHER INFORMATION

ITEM 6.   EXHIBITS.

(a) The following exhibits are filed herewith:

31.1
Certifications by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 23, 2011

FARM LANDS OF GUINEA, INC.

By:	/s/ Mark Keegan
Mark Keegan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Barton
Michael Barton Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)