Form 10-Q
period 2011-06-30
Farm Lands of Guinea, Inc.
filed 2011-08-16
CIK 1435736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

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

As of August 12, 2011, there were outstanding 9,000,000 shares of the registrant’s common stock, par value $.001.

TABLE OF CONTENTS

Page

PART I Financial Information

Item 1. Financial Statements.	3

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and September 30, 2010	4

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended June 30, 2011, and for the period from inception (August 9, 2010) to June 30, 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended June 30, 2011, and for the period from inception (August 9, 2010) to June 30, 2011 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4T. Controls and Procedures	19

PART II Other Information

Item 6. Exhibits.	20

Signatures	21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

Farm Lands of Guinea, Inc.
(A Development Stage Company)

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	4

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended June 30, 2011, and for the period from inception (August 9, 2010) to June 30, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended June 30, 2011, and for the period from inception (August 9, 2010) to June 30, 2011 (unaudited)	6

Notes to Consolidated Financial Statements	7

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$107,407	$-
Accounts receivable - related parties	14,044	-
Prepayments	17,347	-

Total current assets	138,798	-

FIXED ASSETS
Project development costs	67,655	-
Plant & equipment	51,718	-

TOTAL ASSETS	$258,171	$-

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & accruals	$16,066	$-
Accounts payable - related parties	187,100	17,865
Derivative liability	202,270	-

TOTAL LIABILITIES	405,436	17,865

FARM LANDS OF GUINEA'S
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value, 9,000,000 shares issued at June 30, 2011, and
1,950,250 shares issued and outstanding at September 30, 2010	9,000	1,950
Additional paid in capital	762,575	550
Deficit accumulated in development stage	(904,574)	(18,329)

TOTAL FARM LANDS OF GUINEA'S
STOCKHOLDERS' EQUITY (DEFICIT)	(132,999)	(15,829)

Non controlling interests	(14,266)	(2,036)

TOTAL EQUITY (DEFICIT)	(147,265)	(17,865)

TOTAL LIABILITIES AND EQUITY	$258,171	$-

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

			Inception
			(August 9, 2010)
	Three Months Ended	Nine Months Ended	Through
	June 30, 2011	June 30, 2011	June 30, 2011

Revenues	$-	$-	$-

General and administrative expenses	(129,388)	(825,627)	(845,992)

LOSS FROM OPERATIONS	(129,388)	(825,627)	(845,992)

Other Income (Expense):
Gain (loss) on derivative liability	(12,990)	(72,848)	(72,848)
Total other income (expense)	(12,990)	(72,848)	(72,848)

LOSS BEFORE TAXES	(142,378)	(898,475)	(918,840)

Income tax expense	-	-	-

NET LOSS	$(142,378)	$(898,475)	$(918,840)

Net loss attributable to non-controlling interests	-	12,230	14,266

Net loss attributable to Farm Lands of Guinea	(142,378)	(886,245)	(904,574)

Comprehensive loss:
Comprehensive loss attributable to Farm Lands of Guinea	(142,378)	(886,245)	(904,574)
Comprehensive loss attributable to non-controlling interests	-	(12,230)	(14,266)

Comprehensive loss	$(142,378)	$(898,475)	$(918,840)

Basic and diluted earnings (loss) per share	$(0.02)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	9,000,000	6,390,959

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

		Inception
		(August 9, 2010)
	Nine Months Ended	Through
	June 30, 2011	June 30, 2011
Cash flows from operating activities
Net loss	$(898,475)	$(918,840)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on derivative liability	72,848	72,848
Depreciation	2,117	2,117
Increase in prepayments	(17,347)	(17,347)
Increase in accounts payable	16,066	16,066
Net cash used in operating activities	(824,791)	(845,156)

Cash flows from Investing activities
Increase in project development costs	(67,655)	(67,655)
Purchase of property, plant & equipment	(53,835)	(53,835)
Advances to related party receivables	(14,044)	(14,044)
Net cash used in investing activities	(135,534)	(135,534)

Cash flows from financing activities
Proceeds from issuance of share capital, net of costs	898,497	900,997
Proceeds from accounts payable - related parties	169,235	187,100
Net cash provided by financing activities	1,067,732	1,088,097

Increase (decrease) in cash and cash equivalents	107,407	107,407

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$107,407	$107,407

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accounts payable transferred to share capital	$2,213	$2,213

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

The Company was incorporated on October 11, 2007 in the State of Nevada under the name of Kryptic Entertainment Inc. On April 1, 2011, the Company changed its name to Farm Lands of Guinea, Inc (FLG or the Company).

On February 28, 2011, the Company consummated a share exchange (the “Share Exchange”) with the stockholders of Farm Lands of Guinea Limited, a British Virgin Islands Company (BVI), whereby the stockholders of Farm Lands of Guinea Limited transferred 100% of their outstanding ordinary shares for an aggregate of 7,801,000 shares of FLG representing approximately 86.7% of our issued and outstanding common stock.

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

The financial statements show the position of the Company from August 9, 2010, which was the incorporation date of Farm Lands of Guinea Limited (BVI). This presentation correctly shows the position of the Company following the reverse merger of February 28, 2011.

Going concern

As shown in the accompanying financial statements, the Company had limited cash but had a working capital deficit, an accumulated deficit, a total deficit, and a net loss through June 30, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $904,574. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

As of June 30, 2011, the cash balance in financial institutions in the United Kingdom was $107,407.  Accounts at these financial institutions are insured up to £75,000, which is the equivalent to $120,101 US dollars at a 0.624472 ending exchange rate. Therefore, at June 30, 2011 the Company had deposits within the limits covered by insurance. The accounts are denominated in US dollars so there is no foreign currency translation adjustment.

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

Outstanding balances are reviewed individually and collectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no write-offs at June 30, 2011.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation has been charged in the period as the property, plant and equipment has now been brought into use. The depreciation has been computed by the straight line method (after taking into account estimated residual values) over the assets’ estimated useful life of five (5) years.

Machinery and equipment - 5 years

Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.

Impairment of long-lived assets

The Company follows FASB ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets” for its long-lived assets. The Company’s long-lived assets are reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of June 30, 2011.

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

Earnings per share

Earnings (loss) per common share is computed pursuant to FASB ASC 260 “Earnings per Share”.  Basic earnings (loss) per common share is computed by dividing net profit (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per common share is computed by dividing net profit (loss) attributable to common stockholders by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through common stock equivalents.

	Three months ended June 30, 2011	Nine months ended June 30, 2011	Inception (August 9, 2010) through June 30, 2011

Numerator for basic and diluted earnings (loss) per share attributable to common stockholders	$(142,378)	$(886,245)	(904,574)
Denominator for basic and diluted (loss) per share - Weighted average shares of common stock outstanding	9,000,000	6,390,959	6,680,445
Basic and diluted earnings (loss) per share	$(0.02)	$(0.13)	(0.16)

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

Accounting Standards Updates (“ASU”) through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included within Accounts receivable is an amount of $14,044 relating to monies owed by Directors in respect of advance payments on account made for future expenses.

Included within Accounts payable is an amount of $187,100 relating to monies owed to Directors in respect of expenses incurred on behalf of the Company.

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as an other income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above units.  At June 30, 2011, the Company revalued the warrants and determined that, during the three months ended June 30, 2011, the Company’s derivative liability increased by $12,990 to $202,270.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

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

NOTE 7 – INCOME TAXES

USA

The Company and its subsidiaries are subject to incomes taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2011.

British Virgin Islands

The Company’s subsidiary was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

Guinea

The Company’s subsidiary, Land & Resources of Guinea SA, was incorporated in Guinea, West Africa and is not subject to income taxes under the current laws of Guinea.

	Three months ended June 30, 2011	Nine months ended June 30, 2011	Inception (August 9, 2010) through June 30, 2011
Income Tax Expenses:
Current tax	$-	$-	$-
Total	$-	$-	$-

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

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2011 and September 30, 2011 consisted of the following:

	June 30, 2011	September 30, 2010

Plant & machinery	$15,775	$-
Computer equipment	7,822	-
Motor vehicles	30,238	-
Less: Accumulated depreciation	(2,117)	-
Total	$51,718	$-

Depreciation related to property and equipment is reported in general and administrative expenses. Depreciation expense for the three months ended June 30, 2011was $2,117. No depreciation expense was included prior to this as the assets had not been brought into use.

NOTE 10 – SUBSEQUENT EVENTS

The Company accepted a Subscription Agreement on August 8, 2011 for a total of $1,000,000 under the terms of its current Private Placement Memorandum from AIM Investments PLC, and expects to receive the net cash proceeds within 30 days.  The Company, on August 9, 2011, agreed to subscribe for $500,000 of ordinary shares in the capital of AIM Investments PLC under the terms of their recent private placement, and expects to remit the cash within 30 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

On February 28, 2011, we entered into and consummated transactions pursuant to a Subscription Agreement (the “Subscription Agreement”) with certain investors whereby the investors agreed to and did purchase for an aggregate of $1.0 million an aggregate of 50,000 Units with each Unit comprised of four (4) shares of Common Stock, Series A Warrant to purchase one (1) share of Common Stock at an exercise price of $7.50 per share and Series B Warrant (together with Series A Warrant, the “Warrants”) to purchase one (1) share of Common Stock at an exercise price of $10.00 per share.

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

Land & Resources is a development stage agricultural company in Guinea.  It intends to engage in acquiring and consolidating farm land and operations in Guinea and rehabilitating them back into production using modern agricultural techniques and practices. Land & Resources currently plans to develop 8,815 hectares in the villages of N’Dema and Konindou to grow maize and soybeans in rotation as a pilot program for the development of 98,400 hectares lying to the south and east of Saraya. The rotation will be one year of maize followed by two years of soya.

The total assets of the Company as reported on a GAAP basis for the nine months of the fiscal year 2011 and for the fiscal year 2010 do not include certain lease rights. We believe that such lease rights provide useful information to assess the business of the Company, because it provides investors with a view of the Company’s operations from management’s perspective. Inclusion of the lease rights in the Company’s total assets is a non-GAAP measure and should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

Should the Company value the lease rights under IFRS, the reconciliation would be as follows;

Project development costs under GAAP	$67,655
Valuation of lease rights under IFRS	$59,000,000
Potential revaluation arising	$58,932,345

The Republic of Guinea is a former French colony. It is a West African country on the North Atlantic Ocean, bordering Senegal, Mali, Ivory Coast, Liberia, Sierra Leone and Bissau.  It is part of the emerging African reformation chain and now presents the optimum timing opportunity for investment in agriculture.

Since independence in 1958, much of the arable land in the Republic of Guinea has been neglected.  The once vibrant agricultural sector has largely disappeared.  The Ministry of Agriculture has therefore been examining ways to regenerate vast areas of scrubland and make it suitable for modern methods of agriculture.  Recognizing that Guinea’s climate is suitable for the production of a number of crops including Soya, the Ministry of Agriculture has been seeking partners to assist it in developing this aspect of Guinea’s resources.

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

Bean crop Soya is not in significant production in Guinea.  There is currently a substantial consumption shortfall in home produced cooking oil for which manufactured Soya or soybeans is particularly well suited. The shortfall is compensated for by importing Soya derived oil from international markets.  The three major regions where Soya is grown profitably are the United States of America, Brazil, and Argentina.  Each of them suffers local disadvantages.  Farmers in the United States face first world costs.  The Brazilians have to cope with vast distances and poor roads.  In Argentina, the government retains 35% of the gross yield at no charge.  By contrast, the government of the Republic of Guinea actively promotes rather than penalizes production.

In addition to its core business plan to engage in farming business in Guinea, on October 25, 2010 Land & Resources signed a Protocol d’Accord with the Ministry of Agriculture of Guinea under which it undertook obligations to survey and map additional underutilized land in Guinea estimated to be up to 1.5 million hectares of combined area and prepare it for disposal under 99-year leases. In consideration thereof, the Ministry of Agriculture has agreed to grant Land and Resources exclusive marketing rights with a commission of 15% being payable on closed sales.

During the three months ended June 30, 2011, the Company completed the exploration and mapping of Saraya property comprising 98,400 hectares of Option Land.

Results of Operations

We did not have any revenues during the three and nine month periods ended June 30, 2011.

We incurred operating expenses of $129,388 and $825,627 for the three and nine month periods ended June 30, 2011, respectively. Our operating expenses primarily consisted of Administrative Expenses.

The Company realized a net loss from continuing operations of $142,378 and $898,475 for the three and nine month periods ended June 30, 2011, respectively.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of June 30, 2011, the Company had cash of $107,407 and current liabilities of $405,436.  We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.  Our owners have previously provided funding for working capital needs and our expectation is that they will continue to do so.

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

Our operations used $845,156 in cash since inception in August 2010.  The cash was provided to us by our owners.

The Company subsequent to the close of the quarter, accepted a Subscription Agreement on August 8, 2011, for a total of $1,000,000 and expects to receive the net cash proceeds within 30 days.  The Company, on August 9, 2011, agreed to subscribe for $500,000 of ordinary shares in the capital of AIM Investments PLC, and expects to remit the cash within 30 days.

Critical Accounting Policies

Development stage entity

The Company is considered a development stage entity, as defined in FASB ASC 915, because since August 2010 it has not commenced operations that have resulted in significant revenue and the Company’s efforts have been devoted primarily to activities related to raising capital.

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through June 30, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from owners and related parties to provide needed funds.

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

The fair value of the derivative liability was calculated using a Lattice Model that values the compound embedded derivatives based on future projections of the various potential outcomes. The assumptions that were analysed and incorporated into the model included the conversion feature with the full ratchet and weighted average anti-dilution reset, expectations of future stock price performance and expectations of future issuances. Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

The total fair value of the anti-dilutive feature issued on February 28, 2011, amounting to $129,422 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of this anti-dilutive feature being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the anti-dilution provision expires.  The total cash proceeds of $1,000,000 were first applied to the derivative with the remaining $653,804 being allocated to the 200,000 common shares, $111,434 being allocated to the Series A warrants and $105,340 being allocated to the Series B Warrants.  The common stock and warrants were valued as described in the following note.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as an other income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above units.  At June 30, 2011, the Company revalued the warrants and determined that, during the nine months ended June 30, 2011, the Company’s derivative liability increased by $72,848 to $202,270.  The Company recognised a corresponding loss on derivative liability in conjunction with this revaluation.

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

Off-Balance Sheet Arrangements

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

ITEM 6.   EXHIBITS

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

Date: August 16, 2011

FARM LANDS OF GUINEA, INC.

By:	/s/ Mark Keegan
Mark Keegan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Barton
Michael Barton Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)