Form 10-Q
period 2011-12-31
Farm Lands of Guinea, Inc.
filed 2012-02-13
CIK 1435736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
or

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

As of February 10, 2012, there were outstanding 9,208,335 shares of the registrant’s common stock, par value $.001.

TABLE OF CONTENTS

Page

PART I Financial Information

Item 1. Financial Statements.	3

Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and September 30, 2011	4

Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2011 and 2010, and for the period from inception (August 9, 2010) to December 31, 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and for the period from inception (August 9, 2010) to December 31, 2011 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4T. Controls and Procedures	21

PART II Other Information

Item 6. Exhibits.	22

Signatures	23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

Farm Lands of Guinea, Inc.
(A Development Stage Company)

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and September 30, 2011	4

Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2011, the three months ended December 31, 2010, and the period from inception (August 9, 2010) to December 31, 2011(Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended December 31, 2011, the three months ended December 31, 2010, and the period from inception (August 9, 2010) to December 31, 2011(Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7 to 15

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,2011	September 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$112,028	$273,999
Accounts receivable - related parties	26,787	34,085
Investments	334,297	370,064
Prepayments	11,838	18,691
Total current assets	484,950	696,839

FIXED ASSETS
Project development costs	97,250	90,708
Property & equipment, net	20,199	21,378

TOTAL ASSETS	$602,399	$808,925

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & accruals	$17,698	$30,771
Accounts payable - related parties	2,500	2,731
Derivative liability	252,995	275,038

TOTAL LIABILITIES	273,193	308,540

FARM LANDS OF GUINEA'S
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value, 9,208,335 shares
issued and outstanding at December 31, 2011, and
at September 30, 2011	9,208	9,208
Additional paid in capital	1,632,189	1,632,189
Deficit accumulated in development stage	(1,144,452)	(1,009,040)
Accumulated other comprehensive loss	(165,703)	(129,936)

TOTAL FARM LANDS OF GUINEA'S
STOCKHOLDERS' EQUITY (DEFICIT)	331,242	502,421

Non controlling interests	(2,036)	(2,036)

TOTAL EQUITY (DEFICIT)	329,206	500,385

TOTAL LIABILITIES AND EQUITY	$602,399	$808,925

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

			Inception
			(August 9, 2010)
	Three months ended	Three months ended	Through
	December 31, 2011	December 31, 2010	December 31, 2011

Revenues	$-	$-	$-

General and administrative expenses	(157,455)	(5,287)	(1,159,464)

LOSS FROM OPERATIONS	(157,455)	(5,287)	(1,159,464)

Other Income (Expense):
Interest income	-	-	129
Gain (loss) on derivative liability	22,043	-	13,947
Total other income (expense)	22,043	-	14,076

LOSS BEFORE TAXES	(135,412)	(5,287)	(1,145,388)

Income tax expense	-	-	1,100

NET LOSS	$(135,412)	$(5,287)	$(1,146,488)

Net loss attributable to non-controlling interests	-	529	2,036

Net loss attributable to Farm Lands of Guinea	(135,412)	(4,758)	(1,144,452)

Comprehensive loss:
Comprehensive loss attributable to Farm Lands of Guinea	(135,412)	(4,758)	(1,144,452)
Comprehensive loss attributable to non-controlling interests	-	(529)	(2,036)
Unrealized gain (loss) on current asset investments	(35,767)	-	(165,703)

Comprehensive loss	$(171,179)	$(5,287)	$(1,312,191)

Basic and diluted earnings (loss) per share	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	9,208,355	2,013,845

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF GUINEA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Inception
			(August 9, 2010)
	Three months ended	Three months ended	Through
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows from operating activities
Net loss	$(135,412)	$(5,287)	$(1,146,488)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on derivative liability	(22,043)	-	(13,947)
Depreciation	1,179	-	3,398
Expenses paid with accounts receivable - related parties	14,298		14,298
Prepayments	6,853	-	(11,838)
Accounts payable	(13,073)	-	17,698
Net cash used in operating activities	(148,198)	(5,287)	(1,136,879)

Cash flows from Investing activities
Increase in project development costs	(6,542)	-	(97,250)
Purchase of property, plant & equipment	-	-	(23,597)
Purchase of investments	-	-	(500,000)
Advances to related party receivables	(7,000)	-	(41,085)
Net cash provided by (used in) investing activities	(13,542)	-	(661,932)

Cash flows from financing activities
Proceeds from issuance of share capital, net of costs	-	2,500	1,908,339
Proceeds from accounts payable - related parties	-	-	2,500
Payments to accounts payable - related parties	(231)	-	-
Net cash provided by (used in) financing activities	(231)	2,500	1,910,839

Increase (decrease) in cash and cash equivalents	(161,971)	(2,787)	112,028

Cash and cash equivalents at beginning of period	273,999	-	-

Cash and cash equivalents at end of period	$112,028	$(2,787)	$112,028

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accounts payable transferred to share capital	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Farm Lands of Guinea, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

The Company was incorporated on October 11, 2007 in the State of Nevada under the name of Kryptic Entertainment Inc. On April 1, 2011, the Company changed its name to Farm Lands of Guinea, Inc. (the Company).

On February 28, 2011, the Company consummated a share exchange (the “Share Exchange”) with the stockholders of Farm Lands of Guinea Limited, a British Virgin Islands Company (BVI), whereby the stockholders of Farm Lands of Guinea Limited transferred 100% of their outstanding ordinary shares for an aggregate of 7,801,000 shares of the Company representing approximately 86.7% of our issued and outstanding common stock.

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

On August 4, 2011, the Company formed a subsidiary in the Republic of The Gambia, Farm Resources Africa (Gambia) Limited. It is intended to replicate in Gambia the development under way in Guinea. At the period end, although the Gambia subsidiary had been formed, no activities had taken place.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage entity

The Company is considered a development stage entity, as defined in FASB ASC 915, because since its inception it has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital.

The financial statements show the position of the Company from August 9, 2010, which was the incorporation date of Farm Lands of Guinea Limited (BVI). This correctly shows the position of the Company following the Share Exchange of February 28, 2011.

Going concern

As shown in the accompanying financial statements, the Company had limited cash but had an accumulated deficit and a net loss through December 31, 2011, and has not yet begun its principal operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Farm Lands of Guinea, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,144,452. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

As of December 31, 2011, the cash balance in financial institutions in the British Isles was $112,028.  Accounts at these financial institutions are insured up to £85,000, which is the equivalent to $131,376 US dollars at a 0.647 ending exchange rate. Therefore, at December 31, 2011, the Company had deposits covered by insurance. The accounts are denominated in US dollars so there is no foreign currency translation adjustment.

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

Outstanding balances are reviewed individually and collectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no write-offs at December 31, 2011.

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

Included within investments are available for sale securities. These are revalued at the end of each quarter and any movement is recognized in other comprehensive income.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2011.

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

	Three months ended	Three months ended
	December 31, 2011	December 31, 2010

Numerator for basic and diluted earnings (loss) per share attributable to common stockholders	$(135,412)	$(4,758)
Denominator for basic and diluted (loss) per share - Weighted average shares of common stock outstanding	9,208,355	2,013,845
Basic and diluted earnings (loss) per share	$(0.01)	$(0.00)

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011, and September 30, 2011, consisted of the following:

	December 31, 2011	September 30, 2011

Plant & machinery	$15,775	$15,775
Computer equipment	7,822	7,822
Less: Accumulated depreciation	(3,398)	(2,219)
Total	$20,199	$21,378

Farm Lands of Guinea, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

Depreciation related to property and equipment is reported in general and administrative expenses. Depreciation expense for the three months ended December 31, 2011, and 2010 was $1,179 and $0.

NOTE 5 – INVESTMENTS

On August 9, 2011, the Company consummated transactions pursuant to a letter agreement in whereby it agreed to acquire twenty four million and five hundred thousand shares of common stock of Craven House Capital plc (formerly AIM Investments plc), a public limited company organized under the U.K. laws, for $500,000 in cash. The twenty four million and five hundred thousand (24,500,000) shares of common stock represented approximately 8.7% of Craven House Capital plc’s outstanding equity. In addition to the stock, the Company received twenty four million and five hundred thousand warrants to subscribe for additional stock in Craven House Capital plc at an exercise price of GBX1.5 per share of common stock. The warrants are valid for the period of three years commencing six months after the original purchase date.

At September 30, 2011, the Company evaluated the fair value of its investment in Craven House Capital plc and recorded an unrealized loss of $65,096 in connection with its fall in value.

At December 31, 2011, the Company evaluated the fair value of its investment in Craven House Capital plc and recorded an unrealized loss of $17,209 in connection with its fall in value.

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

ASC 320 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as an other income or expense item.   At September 30, 2011, the Company revalued the warrants and determined that, during the year ended September 30, 2011, the Company’s investment decreased by $64,840 to $182,486.  The Company recorded a corresponding unrealized loss on its investment in conjunction with this revaluation.

At December 31, 2011, the Company revalued the warrants and determined that, during the three months the Company’s investment decreased by $18,558 to $163,928.  The Company recorded a corresponding unrealized loss on its investment in conjunction with this revaluation.

NOTE 7 – RELATED PARTY TRANSACTIONS

Included within Accounts receivable is an amount of $26,787 relating to monies owed by Land & Ressources of Guinea SA in respect of advance payments on account made for future expenses. Land & Ressources of Guinea SA receives periodic advances from the Company in order to facilitate the Company’s activities in Guinea. At the year end, the amount is repayable by Land & Ressources of Guinea SA as the advances received in the year were in excess of the expenditure incurred.

Included within Accounts payable is an amount of $2,500  relating to monies owed to Directors in respect of expenses incurred on behalf of the Company.

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

At December 31, 2011, the Company revalued the warrants and determined that, during the three months ended December 31, 2011, the Company’s derivative liability decreased by $22,043 to $252,995.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

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

On August 11, 2011, the Company issued to a consultant eight thousand and three hundred and thirty five (8,335) shares of common stock.

Farm Lands of Guinea, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

On August 17, 2011, in connection with the cost purchase agreement to purchase stock in Craven House Capital plc, the Company entered into an agreement with Craven House Capital plc whereby Craven House Capital plc agreed to purchase fifty thousand (50,000) units of stock in Farm lands of Guinea, Inc, with each unit comprised of four (4) shares of common stock, a Series A Warrant to purchase one (1) share of common stock at an exercise price of $7.50 per share and a Series B Warrant to purchase one (1) share of common stock at an exercise price of $10.00 per share.

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

NOTE 10 – INCOME TAXES

USA

The Company and its subsidiaries are subject to incomes taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2011 or 2010.

British Virgin Islands

The Company’s subsidiary was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

Gibraltar

The Company has a registered office in Gibraltar and accordingly has to pay an annual flat rate corporate tax. The amount of tax paid in the periods ended December 31, 2011 and 2010 was $0 and $0.

Guinea

The Company’s subsidiary, Land & Resources of Guinea SA, was incorporated in Guinea, West Africa and is not subject to income taxes under the current laws of Guinea.

			Inception
			(August 9, 2010)
	Three months ended	Three months ended	through
	December 31, 2011	December 31, 2010	December 31, 2011
Income Tax Expenses:
Current tax	$-	$-	1,100
Total	$-	$-	1,100

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

The total assets of the Company as reported on a GAAP basis for the three months ended December 31, 2011, and for the fiscal year 2011 and since inception in 2010 do not include certain lease rights. We believe that such lease rights provide useful information to assess the business of the Company, because it provides investors with a view of the Company’s operations from management’s perspective. Inclusion of the lease rights in the Company’s total assets is a non-GAAP measure and should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

Should the Company value the lease rights under IFRS, the reconciliation would be as follows;

Project development costs under GAAP	$97,250
Valuation of lease rights under IFRS	$59,000,000
Potential revaluation arising	$58,902,750

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

Results of Operations

We did not have any revenues during the three months ended December 31, 2011 and 2010, or since inception in August of 2010.

We incurred operating expenses of $157,455, $5,287, and $1,159,464 for the three months ended December 31, 2011 and 2010, and since inception in 2010, respectively. Our operating expenses primarily consisted of Administrative Expenses.

The Company realized a net loss from continuing operations of $135,412, $5,287, and $1,146,488 for the three months ended December 31, 2011 and 2010, and since inception in 2010, respectively.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of December 31, 2011, the Company had cash of $112,028 and current liabilities of $273,193.  We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.  Our owners have previously provided funding for working capital needs and our expectation is that they will continue to do so.

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

Our operations used $1,136,879 in cash since inception in August 2010.  We have historically financed our operations primarily through private placements of common stock.

Critical Accounting Policies

Development stage entity

The Company is considered a development stage entity, as defined in FASB ASC 915, because since August 2010 it has not commenced operations that have resulted in significant revenue and the Company’s efforts have been devoted primarily to activities related to raising capital.

Going concern

As shown in the accompanying financial statements, the Company had limited cash, an accumulated deficit, and a net loss through December 31, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from owners and related parties to provide needed funds.

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

On August 17, 2011, the Company sold further units to investors in the same format as the issue of February 28, 2011. Accordingly, the derivative liability was adjusted and the total fair value of the anti-dilutive feature issued on August 17, 2011, amounting to $137,520, has been recognized as a derivative liability on the date of issuance. The total cash proceeds of $1,000,000 were first applied to the derivative with the remaining $633,396 being allocated to the 200,000 common shares, $117,420 being allocated to the Series A warrants and $111,664 being allocated to the Series B Warrants.  The common stock and warrants were valued as described in Note 8.

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

At December 31, 2011, the Company revalued the warrants and determined that, during the three months ended December 31, 2011, the Company’s derivative liability decreased by $22,043 to $252,995.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

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

The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $5.49; strike price, $7.50-$10.00; risk free rate, 0.99%; 3 year term; and volatility of 140%.  The Company attributed $117,420 related to the Series A warrants and $111,664 related to the Series B warrants of the total $1,000,000 of cash proceeds associated with the transaction to the warrants based on the relative fair value of the warrants.  After applying the fair market values of the derivative liability and each set of warrants, the remaining $633,396 was attributed to the 200,000 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2011

FARM LANDS OF GUINEA, INC.

By:	/s/ Mark Keegan
Mark Keegan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Barton
Michael Barton Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)