Form 10-Q
period 2012-03-31
Farm Lands of Africa, Inc.
filed 2012-05-14
CIK 1435736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53274

Farm Lands of Africa, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	83-0510954
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

401 Atlantic Suites, Europort, Gibraltar
(Address of principal executive offices)

+353 696 8961
(Registrant’s telephone number, including area code)

Farm Lands of Guinea, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 10, 2012, there were outstanding 9,208,335 shares of the registrant’s common stock, par value $.001.

TABLE OF CONTENTS

Page

PART I Financial Information

Item 1. Financial Statements.	3

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and September 30, 2011	4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended March 31, 2012 and 2011, and for the period from inception (August 9, 2010) to March 31, 2012 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and for the period from inception (August 9, 2010) to March 31, 2012 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4T. Controls and Procedures	20

PART II Other Information

Item 6. Exhibits.	21

Signatures	22

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

Farm Lands of Africa, Inc.
(A Development Stage Company)

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and September 30, 2011	4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended March 31, 2012, the three and six months ended March 31, 2011, and the period from inception (August 9, 2010) to March 31, 2012 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and the period from inception (August 9, 2010) to March 31, 2012 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-15

FARM LANDS OF AFRICA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$18,971	$273,999
Accounts receivable - related parties	26,541	34,085
Investments	667,251	370,064
Prepayments	7,812	18,691
Total current assets	720,575	696,839

FIXED ASSETS
Project development costs	99,643	90,708
Property & equipment, net	19,019	21,378

TOTAL ASSETS	$839,237	$808,925

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & accruals	$39,575	$30,771
Accounts payable - related parties	2,500	2,731
Derivative liability	188,369	275,038

TOTAL LIABILITIES	230,444	308,540

FARM LANDS OF GUINEA'S
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value, 9,208,335 shares
issued and outstanding at March 31, 2012, and
at September 30, 2011	9,208	9,208
Additional paid in capital	1,632,189	1,632,189
Deficit accumulated in development stage	(1,197,819)	(1,009,040)
Accumulated other comprehensive income (loss)	167,251	(129,936)

TOTAL FARM LANDS OF GUINEA'S
STOCKHOLDERS' EQUITY (DEFICIT)	610,829	502,421

Non controlling interests	(2,036)	(2,036)

TOTAL EQUITY (DEFICIT)	608,793	500,385

TOTAL LIABILITIES AND EQUITY	$839,237	$808,925

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF AFRICA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

					Inception
					(August 9, 2010)
	Three months ended	Six months ended	Three months ended	Six months ended	Through
	March 31, 2012	March 31, 2012	March 31, 2011	March 31, 2011	March 31, 2012

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	(117,993)	(275,448)	(690,952)	(696,239)	(1,277,457)

LOSS FROM OPERATIONS	(117,993)	(275,448)	(690,952)	(696,239)	(1,277,457)

Other Income (Expense):
Interest income	-	-	-	-	129
Gain (loss) on derivative liability	64,626	86,669	(59,858)	(59,858)	78,573
Total other income (expense)	64,626	86,669	(59,858)	(59,858)	78,702

LOSS BEFORE TAXES	(53,367)	(188,779)	(750,810)	(756,097)	(1,198,755)

Income tax expense	-	-	-	-	1,100

NET LOSS	$(53,367)	$(188,779)	$(750,810)	$(756,097)	$(1,199,855)

Net loss attributable to non-controlling interests	-	-	-	-	2,036

Net loss attributable to Farm Lands of Africa	(53,367)	(188,779)	(750,810)	(756,097)	(1,197,819)

Comprehensive income (loss):
Comprehensive loss attributable to Farm Lands of Africa	(53,367)	(188,779)	(750,810)	(756,097)	(1,197,819)
Comprehensive loss attributable to non-controlling interests	-	-	-	-	(2,036)
Unrealized gain (loss) on current asset investments	332,954	297,187	-	-	167,251

Comprehensive income (loss)	$279,587	$108,408	$(750,810)	$(756,097)	$(1,032,604)

Basic and diluted earnings (loss) per share	$(0.01)	$(0.02)	$(0.09)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	9,208,355	9,208,355	8,200,000	7,355,000

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF AFRICA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Inception
			(August 9, 2010)
	Six months ended	Sixmonths ended	Through
	March 31, 2012	March 31, 2011	March 31, 2012
Cash flows from operating activities
Net loss	$(188,779)	$(756,097)	$(1,199,855)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Gain (Loss) on derivative liability	(86,669)	59,858	(78,573)
Depreciation	2,359	-	4,578
Expenses paid with accounts receivable - related parties	14,544	-	14,544
Prepayments	10,879	-	(7,812)
Accounts payable	8,804	50,694	39,575
Net cash used in operating activities	(238,862)	(645,545)	(1,227,543)

Cash flows from Investing activities
Increase in project development costs	(8,935)	(57,095)	(99,643)
Purchase of property, plant & equipment	-	-	(23,597)
Purchase of investments	-	-	(500,000)
Advances to related party receivables	(7,000)	(907)	(41,085)
Net cash provided by (used in) investing activities	(15,935)	(58,002)	(664,325)

Cash flows from financing activities
Proceeds from issuance of share capital, net of costs	-	898,497	1,908,339
Proceeds from accounts payable - related parties	-	94,866	2,500
Payments to accounts payable - related parties	(231)	-	-
Net cash provided by (used in) financing activities	(231)	993,363	1,910,839

Increase (decrease) in cash and cash equivalents	(255,028)	289,816	18,971

Cash and cash equivalents at beginning of period	273,999	-	-

Cash and cash equivalents at end of period	$18,971	$289,816	$18,971

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Accounts payable transferred to share capital	$-	$2,213	$2,213

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF AFRICA, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

The Company was incorporated on October 11, 2007 in the State of Nevada under the name of Kryptic Entertainment Inc. On April 1, 2011, the Company changed its name to Farm Lands of Guinea, Inc. On March 23, 2012, the Company changed its name to Farm Lands of Africa, Inc. (the Company).

On February 28, 2011, the Company consummated a share exchange (the “Share Exchange”) with the stockholders of Farm Lands of Africa Limited, a British Virgin Islands Company (BVI), whereby the stockholders of Farm Lands of Africa Limited transferred 100% of their outstanding ordinary shares for an aggregate of 7,801,000 shares of the Company representing approximately 86.7% of our issued and outstanding common stock. Farm Lands of Africa Limited was formerly known as Farm Lands of Guinea Limited until the Company changed its name on August 11, 2011.

The principal activity of the Company until the Share Exchange was that of the development and sale of internet based interactive entertainment games. This activity has now ceased. From the date of the Share Exchange, the principal activity of the Company is that of holding shares in its subsidiary, Farm Lands of Africa Limited (BVI), and the preparation of land for arable farming in Guinea.

The principal activity of Farm Lands of Africa Limited (BVI) is that of holding shares in its 90% owned subsidiary, Land & Ressources of Guinea SA.

On August 4, 2011, the Company formed another subsidiary in the Republic of The Gambia, Farm Resources Africa (Gambia) Limited. It is intended to replicate in Gambia the development under way in Guinea. At the period end, although the Gambia subsidiary had been formed, no activities had taken place.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage entity

The Company is considered a development stage entity, as defined in FASB ASC 915, because since its inception it has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital.

The financial statements show the position of the Company from August 9, 2010, which was the incorporation date of Farm Lands of Africa Limited (BVI). This correctly shows the position of the Company following the Share Exchange of February 28, 2011.

Going concern

As shown in the accompanying financial statements, the Company had limited cash but had an accumulated deficit and a net loss through March 31, 2012, and has not yet begun its principal operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FARM LANDS OF AFRICA, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,197,819. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

As of March 31, 2012, the cash balance in financial institutions in the British Isles was $18,971.  Accounts at these financial institutions are insured up to £85,000, which is the equivalent to $135,913 US dollars at a 0.6254 ending exchange rate. Therefore, at March 31, 2012, the Company had deposits covered by insurance. The accounts are denominated in US dollars so there is no foreign currency translation adjustment.

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

Outstanding balances are reviewed individually and collectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no write-offs at March 31, 2012.

FARM LANDS OF AFRICA, INC.
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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of March 31, 2012.

Project development costs

Project development costs are recorded at cost. Expenditures for major costs are capitalized. The costs have not yet been depreciated as the project has not yet commenced. When the project enters the next phase and development occurs, the costs will be written off on a straight line basis over the life of the project.

FARM LANDS OF AFRICA, INC.
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

	Three months ended March 31, 2012	Six months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2011

Numerator for basic and diluted earnings (loss) per share attributable to common stockholders	$(53,367)	$(188,779)	$(750,810)	$(756,097)

Denominator for basic and diluted (loss) per share - Weighted average shares of common stock outstanding	9,208,355	9,208,355	8,200,000	7,355,000

Basic and diluted earnings (loss) per share	$(0.01)	$(0.02)	$(0.09)	$(0.10)

FARM LANDS OF AFRICA, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Potentially dilutive shares were not included in the denominator for diluted net profit (loss) per share because their effect would be antidilutive.

The following table shows the weighted-average number of potentially dilutive shares for the three and six months ended March, 31, 2012 and 2011.

	Three months ended March 31, 2012	Six months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2011	Inception (August 9, 2010) through March 31, 2012

Series A Warrants	100,000	100,000	50,000	50,000	100,000
Series B Warrants	100,000	100,000	50,000	50,000	100,000
Total	200,000	200,000	100,000	100,000	200,000

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

Recently issued accounting pronouncements

In September 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification. The ASC does change the way the guidance is organized and presented.

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

The financial records of the subsidiary, Land & Ressources of Guinea SA, are maintained in US dollars which is the functional currency of the subsidiary and the parent company.

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

FARM LANDS OF AFRICA, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2012, and September 30, 2011, consisted of the following:

	March 31, 2012	September 30, 2011

Plant & machinery	$15,775	$15,775
Computer equipment	7,822	7,822
Less: Accumulated depreciation	(4,578)	(2,219)
Total	$19,019	$21,378

Depreciation related to property and equipment is reported in general and administrative expenses. Depreciation expense for the three and six months ended March 31, 2012, and 2011, respectively, was $1,180, $2,359, $0 and $0.

NOTE 5 – INVESTMENTS

On August 9, 2011, the Company consummated transactions pursuant to a letter agreement whereby it agreed to acquire twenty four million and five hundred thousand shares of common stock of Craven House Capital plc (formerly AIM Investments plc), a public limited company organized under the U.K. laws, for $500,000 in cash. The twenty four million and five hundred thousand (24,500,000) shares of common stock represented approximately 8.7% of Craven House Capital plc’s outstanding equity. In addition to the stock, the Company received twenty four million and five hundred thousand warrants to subscribe for additional stock in Craven House Capital plc at an exercise price of GBX1.5 per share of common stock. The warrants are valid for the period of three years commencing six months after the original purchase date.

At September 30, 2011, the Company evaluated the fair value of its investment in Craven House Capital plc and recorded an unrealized loss of $65,096 in connection with its fall in value.

At March 31, 2012, the Company evaluated the fair value of its investment in Craven House Capital plc and recorded an unrealized gain of $332,954 in connection with its increase in value.

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

ASC 320 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as other income or expense item.   At September 30, 2011, the Company revalued the warrants and determined that, during the year ended September 30, 2011, the Company’s investment decreased by $64,840 to $182,486.  The Company recorded a corresponding unrealized loss on its investment in conjunction with this revaluation.

At March 31, 2012, the Company revalued the warrants and determined that, during the three and six months the Company’s investment increased by $162,560 and $144,002, respectively, to $326,488.  The Company recorded a corresponding unrealized gain on its investment in conjunction with this revaluation.

FARM LANDS OF AFRICA, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

Included within Accounts receivable is an amount of $26,541 relating to monies owed by Land & Ressources of Guinea SA in respect of advance payments on account made for future expenses. Land & Ressources of Guinea SA receives periodic advances from the Company in order to facilitate the Company’s activities in Guinea. At the year end, the amount is repayable by Land & Ressources of Guinea SA as the advances received in the year were in excess of the expenditure incurred.

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

At March 31, 2012, the Company revalued the warrants and determined that, during the three and six months ended March 31, 2012, the Company’s derivative liability decreased by $64,626 and by $86,669, respectively, to $188,369.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

FARM LANDS OF AFRICA, INC.
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

On August 17, 2011, in connection with the cost purchase agreement to purchase stock in Craven House Capital plc, the Company entered into an agreement with Craven House Capital plc whereby Craven House Capital plc agreed to purchase fifty thousand (50,000) units of stock in Farm Lands of Africa, Inc, with each unit comprised of four (4) shares of common stock, a Series A Warrant to purchase one (1) share of common stock at an exercise price of $7.50 per share and a Series B Warrant to purchase one (1) share of common stock at an exercise price of $10.00 per share.

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

	Three months ended March 31, 2012	Six months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2011	Inception (August 9, 2010) through March 31, 2012
Series A Warrants
Opening balance	100,000	100,000	-	-	-
Issued in the period	-	-	50,000	50,000	100,000
Cancelled in the period	-	-	-	-	-
Exercised in the period	-	-	-	-	-
Closing balance	100,000	100,000	50,000	50,000	100,000

	Three months ended March 31, 2012	Six months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2011	Inception (August 9, 2010) through March 31, 2012
Series B Warrants
Opening balance	100,000	100,000	-	-	-
Issued in the period	-	-	50,000	50,000	100,000
Cancelled in the period	-	-	-	-	-
Exercised in the period	-	-	-	-	-
Closing balance	100,000	100,000	50,000	50,000	100,000

FARM LANDS OF AFRICA, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 – INCOME TAXES

USA

The Company and its subsidiaries are subject to incomes taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2012 or 2011.

British Virgin Islands

The Company’s subsidiary was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

Gibraltar

The Company has a registered office in Gibraltar and accordingly has to pay an annual flat rate corporate tax. The amount of tax paid in the periods ended March 31, 2012 and 2011 was $0 and $0.

Guinea

The Company’s subsidiary, Land & Ressources of Guinea SA, was incorporated in Guinea, West Africa and is not subject to income taxes under the current laws of Guinea.

Three months ended March 31, 2012	Six months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2011	Inception (August 9, 2010) through March 31, 2012

-	$-	$-	$-	$1,100
-	$-	$-	$-	$1,100

Any interest and penalties related to taxes, which the Company has none for the periods presented, would be booked in the financial statements as income tax expense.

NOTE 11 – REVERSE MERGER AND PRIVATE PLACEMENT

On February 28, 2011, the Company consummated the Share Exchange with the stockholders of Farm Lands of Africa Limited (BVI), whereby the stockholders of Farm Lands of Africa Limited (BVI) transferred 100% of their outstanding ordinary shares for an aggregate of 7,801,000 shares of the Company representing approximately 86.7% of our issued and outstanding common stock.

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

The share exchange and the private placement resulted in (i) a change in control of the Company with the shareholders of Farm Lands of Africa Limited (BVI) owning approximately 86.7% of the issued and outstanding shares of common stock of the Company, (ii) Farm Lands of Africa Limited (BVI) becoming a wholly-owned subsidiary of the Company, (iii) Land & Ressources becoming an indirect 90% owned subsidiary of the Company, and (iv) appointment of certain nominees of Farm Lands of Africa Limited (BVI) as directors and officers of the Company.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through to when the financial statements were issued and determined there were no items to disclose.

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

Unless the context otherwise requires, the "Company", "we," "us," and "our," refer to (i) Farm Lands of Africa, Inc.; (ii) Farm Lands of Africa Ltd. (“FLA”), (iii) Land & Ressources of Guinea SA (“Land & Ressources”), and (iv) Farm Resources Africa (Gambia) Limited (“FRAG”).

Overview

The Company was incorporated on October 11, 2007 in the State of Nevada under the name of Kryptic Entertainment Inc. On April 1, 2011, the Company changed its name to Farm Lands of Guinea, Inc. On March 23, 2012, the Company changed its name to Farm Lands of Africa, Inc.

On February 28, 2011, we consummated a share exchange with stockholders of FLA (the “FLA Stockholders”) whereby FLA Stockholders transferred 100% of the outstanding ordinary shares of FLA held by them, in exchange for an aggregate of 7,801,000 newly issued shares of our Common Stock representing approximately 86.7% of our then issued and outstanding Common Stock.

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

The share exchange and the private placement resulted in (i) a change in control of the Company with the shareholders of FLA owning approximately 86.7% of issued and outstanding shares of common stock of the Company, (ii) FLA becoming a wholly-owned subsidiary of the Company, (iii) Land & Ressources becoming an indirect 90% owned subsidiary of the Company, and (iv) appointment of certain nominees of FLA as directors and officers of the Company and resignation of Shan Qiang as sole director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

FLA was incorporated in the British Virgin Islands as a Business Company on August 9, 2010 as Farm Lands of Guinea Ltd. and changed its name to Farm Lands of Africa Ltd. effective August 11, 2011. FLA through its 90%-owned subsidiary, Land & Ressources, a limited liability company organized under the laws of the Republic of Guinea on September 14, 2010 (“Guinea”), intends to engage in rehabilitation and farming of land in Guinea. The Ministry of Agriculture of Guinea holds the 10% ownership stake in Land & Ressources.

On August 4, 2011, Farm Resources Africa (Gambia) Limited (“FRAG”) was formed as a Gambia corporation. FRAG is a 100% owned subsidiary of the Company. FRAG will engage in rehabilitation and farming of land in Gambia. As of the date of this report, it has not commenced its operations yet.

Land & Ressources is a development stage agricultural company in Guinea.  It intends to engage in acquiring and consolidating farm land and operations in Guinea and rehabilitating them back into production using modern agricultural techniques and practices. Land & Ressources currently plans to develop 8,815 hectares in the villages of N’Dema and Konindou to grow maize and soybeans in rotation as a pilot program for the development of 98,400 hectares lying to the south and east of Saraya. The rotation will be one year of maize followed by two years of soya.

The total assets of the Company as reported on a GAAP basis for the six months ended March 31, 2012, and for the fiscal year 2011 and since inception in 2010 do not include certain lease rights. We believe that such lease rights provide useful information to assess the business of the Company, because it provides investors with a view of the Company’s operations from management’s perspective. Inclusion of the lease rights in the Company’s total assets is a non-GAAP measure and should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

Should the Company value the lease rights under IFRS, the reconciliation would be as follows;

Project development costs under GAAP	$99,643
Valuation of lease rights under IFRS	$59,000,000
Potential revaluation arising	$58,900,357

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

In addition to its core business plan to engage in farming business in Guinea, on October 25, 2010 Land & Ressources signed a Protocol d’Accord with the Ministry of Agriculture of Guinea under which it undertook obligations to survey and map additional underutilized land in Guinea estimated to be up to 1.5 million hectares of combined area and prepare it for disposal under 99-year leases. In consideration thereof, the Ministry of Agriculture has agreed to grant Land and Ressources exclusive marketing rights with a commission of 15% being payable on closed sales.

During the year ended September 30, 2011, the Company completed the exploration and mapping of Saraya property comprising 98,400 hectares of Option Land.

Results of Operations

We did not have any revenues during the three and six months ended March 31, 2012, or since inception in August of 2010.

We incurred operating expenses of $117,993, $275,448, and $1,277,457 for the three and six months ended March 31, 2012, and since inception in 2010, respectively. This compares to operating expenses of $690,952 and $696,239for the three and six months ended March 31, 2011. Our operating expenses primarily consisted of Administrative Expenses.

The Company realized a net loss from continuing operations of $53,367, $188,779, and $1,199,855 for the three and six months ended March 31, 2012, and since inception in 2010, respectively. This compares to a net loss from continuing operations of $750,810 and $756,097 for the three and six months ended March 31, 2011.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of March 31, 2012, the Company had cash of $18,971 and current liabilities of $230,444.  We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.  Our owners have previously provided funding for working capital needs and our expectation is that they will continue to do so.

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

Our operations used $1,227,543 in cash since inception in August 2010.  We have historically financed our operations primarily through private placements of common stock.

Critical Accounting Policies

Development stage entity

The Company is considered a development stage entity, as defined in FASB ASC 915, because since August 2010 it has not commenced operations that have resulted in significant revenue and the Company’s efforts have been devoted primarily to activities related to raising capital.

Going concern

As shown in the accompanying financial statements, the Company had limited cash, an accumulated deficit, and a net loss through March 31, 2012, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from owners and related parties to provide needed funds.

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

At March 31, 2012, the Company revalued the warrants and determined that, during the three and six months ended March 31, 2012, the Company’s derivative liability decreased by $64,626 and by $86,669, respectively, to $188,369.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

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

The warrants were valued using the Black-Scholes model using the following assumptions:  stock price at valuation, $3.40; strike price, $7.50-$10.00; risk free rate 2.13%; 3 year term; and volatility of 140%.  The Company attributed $111,434 related to the Series A warrants and $105,340 related to the Series B warrants of the total $1,000,000 of cash proceeds associated with the transaction to the warrants based on the relative fair value of the warrants.  After applying the fair market values of the derivative liability and each set of warrants, the remaining $653,804 was attributed to the 200,000 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: May 11, 2012

FARM LANDS OF GUINEA, INC.

By:	/s/ Mark Keegan
Mark Keegan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Barton
Michael Barton Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)