Form 10-Q
period 2012-06-30
Farm Lands of Africa, Inc.
filed 2012-08-14
CIK 1435736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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

As of August 14, 2012, there were outstanding 9,208,335 shares of the registrant’s common stock, par value $.001.

TABLE OF CONTENTS

Page

PART I Financial Information

Item 1. Financial Statements.	F-1

Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and September 30, 2011	F-2

Consolidated Statements of Operations and Comprehensive Loss for the nine and three months ended June 30, 2012 and 2011, and for the period from inception (August 9, 2010) to June 30, 2012 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and for the period from inception (August 9, 2010) to June 30, 2012 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 4T. Controls and Procedures	6

PART II Other Information

Item 6. Exhibits.	7

Signatures	8

PART I – FINANCIAL INFORMATION
Item 1. Financial Information

Farm Lands of Africa, Inc.
(A Development Stage Company)

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and September 30, 2011	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended June 30, 2012, three and nine months ended June 30, 2011, and the period from inception (August 9, 2010) to June 30, 2012 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and the period from inception (August 9, 2010) to June 30, 2012 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5 to F-13

FARM LANDS OF AFRICA, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$763	$273,999
Accounts receivable - related parties	26,541	34,085
Investments	298,175	370,064
Prepayments	2,813	18,691
Total current assets	328,292	696,839

FIXED ASSETS
Project development costs	99,643	90,708
Property & equipment, net	17,839	21,378

TOTAL ASSETS	$445,774	$808,925

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & accruals	$77,488	$30,771
Accounts payable - related parties	2,500	2,731
Derivative liability	25,049	275,038

TOTAL LIABILITIES	105,037	308,540

FARM LANDS OF AFRICA'S
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value, 9,208,335 shares
issued and outstanding at June 30, 2012, and
at September 30, 2011	9,208	9,208
Additional paid-in capital	1,632,189	1,632,189
Deficit accumulated in development stage	(1,096,799)	(1,009,040)
Accumulated other comprehensive income (loss)	(201,825)	(129,936)

TOTAL FARM LANDS OF AFRICA'S
STOCKHOLDERS' EQUITY (DEFICIT)	342,773	502,421

Non-controlling interests	(2,036)	(2,036)

TOTAL EQUITY (DEFICIT)	340,737	500,385

TOTAL LIABILITIES AND EQUITY	$445,774	$808,925

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF AFRICA, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

					Inception
					(August 9, 2010)
	Three months ended	Nine months ended	Three months ended	Nine months ended	Through
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011	June 30, 2012

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	(62,300)	(337,748)	(129,388)	(825,665)	(1,339,757)

LOSS FROM OPERATIONS	(62,300)	(337,748)	(129,388)	(825,665)	(1,339,757)

Other Income (Expense):
Interest income	-	-	-	38	129
Gain (loss) on derivative liability	163,320	249,989	(12,990)	(72,848)	241,893
Total other income (expense)	163,320	249,989	(12,990)	(72,810)	242,022

PROFIT (LOSS) BEFORE TAXES	101,020	(87,759)	(142,378)	(898,475)	(1,097,735)

Income tax expense	-	-	-	-	1,100

NET INCOME (LOSS)	$101,020	$(87,759)	$(142,378)	$(898,475)	$(1,098,835)

Net loss attributable to non-controlling interests	-	-	-	-	2,036

Net loss attributable to Farm Lands of Africa	101,020	(87,759)	(142,378)	(898,475)	(1,096,799)

Comprehensive income (loss):
Comprehensive loss attributable to Farm Lands of Africa	101,020	(87,759)	(142,378)	(898,475)	(1,096,799)
Comprehensive income (loss) attributable to non-controlling interests	-	-	-	-	(2,036)
Unrealized gain (loss) on current asset investments	(369,076)	(71,889)	-	-	(201,825)

Comprehensive income (loss)	$(268,056)	$(159,648)	$(142,378)	$(898,475)	$(1,300,660)

Basic and diluted earnings (loss) per share	$0.01	$(0.01)	$(0.02)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	9,208,355	9,208,355	9,000,000	6,390,959

The accompanying notes are an integral part of these consolidated financial statements.

FARM LANDS OF AFRICA, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended	Nine months ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities
Net loss	$(87,759)	$(898,475)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
(Gain) Loss on derivative liability	(249,989)	72,848
Depreciation	3,539	2,117
Expenses paid with accounts receivable - related parties	14,544	-
Prepayments	15,878	(17,347)
Accounts payable	46,717	16,066
Net cash used in operating activities	(257,070)	(824,791)

Cash flows from Investing activities
Increase in project development costs	(8,935)	(67,655)
Purchase of property, plant & equipment	-	(53,835)
Purchase of investments	-	-
Advances to related party receivables	(7,000)	(14,044)
Net cash provided by (used in) investing activities	(15,935)	(135,534)

Cash flows from financing activities
Proceeds from issuance of share capital, net of costs	-	898,497
Proceeds from accounts payable - related parties	-	169,235
Payments to accounts payable - related parties	(231)	-
Net cash provided by (used in) financing activities	(231)	1,067,732

Increase (decrease) in cash and cash equivalents	(273,236)	107,407

Cash and cash equivalents at beginning of period	273,999	-

Cash and cash equivalents at end of period	$763	$107,407

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accounts payable transferred to share capital	$-	$2,213

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

On August 4, 2011, the Company formed another subsidiary in the Republic of The Gambia, Farm Ressources Africa (Gambia) Limited. It is intended to replicate in Gambia the development under way in Guinea. At the period end, although the Gambia subsidiary had been formed, no activities had taken place.

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

Going concern

As shown in the accompanying financial statements, the Company had limited cash but had an accumulated deficit and a net loss through June 30, 2012, and has not yet begun its principal operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,096,799. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

As of June 30, 2012, the cash balance in financial institutions in the British Isles was $763.  Accounts at these financial institutions are insured up to £85,000, which is the equivalent to $132,750 US dollars at a 0.6403 ending exchange rate. Therefore, at June 30, 2012, the Company had deposits covered by insurance. The accounts are denominated in US dollars so there is no foreign currency translation adjustment.

Accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense, if any, is included in general and administrative expenses.

Outstanding balances are reviewed individually and collectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no write-offs at June 30, 2012.

Investments

Investments in an entity where the Company owns less than twenty percent of the voting stock of the entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in the entity where the Company owns twenty percent or more but not in excess of fifty percent of the voting stock of the entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. The Company has a policy in place to review its investments at least annually, to evaluate the carrying value of the investments in these companies. The cost method investment is subject to impairment assessment if there are identified events or changes in circumstance that may have a significant adverse effect on the fair value of investments. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

Included within investments are available-for-sale securities. These are revalued at the end of each quarter and any movement is recognized in other comprehensive income.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of June 30, 2012.

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

Non-controlling interests

Non-controlling interests represent the government of the Republic of Guinea’s 10% equity ownership in Land & Ressources of Guinea SA.

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

	Three months ended June 30, 2012	Nine months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2011
Numerator for basic and diluted earnings (loss) per share attributable to common stockholders	$101,020	$(87,759)	$(142,378)	$(898,475)
Denominator for basic and diluted (loss) per share - Weighted average shares of common stock outstanding	9,208,355	9,208,355	9,000,000	6,390,959
Basic and diluted earnings (loss) per share	$0.01	$(0.01)	$(0.02)	$(0.14)

Potentially dilutive shares were not included in the denominator for diluted net profit (loss) per share because their effect would be antidilutive.

The following table shows the weighted-average number of potentially dilutive shares for the three and nine months ended June 30, 2012 and 2011.

	Three months ended June 30, 2012	Nine months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2011	Inception (August 9, 2010) through June 30, 2012
Series A Warrants	100,000	100,000	50,000	50,000	100,000
Series B Warrants	100,000	100,000	50,000	50,000	100,000
Total	200,000	200,000	100,000	100,000	200,000

Income taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes”.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets have been completely offset by the valuation allowance.

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

Accounting Standards Updates (“ASU”) through ASU No. 2012-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2012, and September 30, 2011, consisted of the following:

	June 30, 2012	September 30, 2011
Plant & machinery	$15,775	$15,775
Computer equipment	7,822	7,822
Less: Accumulated depreciation	(5,758)	(2,219)
Total	$17,839	$21,378

Depreciation related to property and equipment is reported in general and administrative expenses. Depreciation expense for the three and nine months ended June 30, 2012, was $1,180 and $3,539, compared to $2,117 and $2,117 for the three and nine months ended June 30, 2011.

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

At June 30, 2012, the Company evaluated the fair value of its investment in Craven House Capital plc and recorded an unrealized loss of $183,910 in connection with its fall in value.

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

At June 30, 2012, the Company revalued the warrants and determined that, during the three and nine months the Company’s investment decreased by $185,166 and $41,164, respectively, to $141,322.  The Company recorded a corresponding unrealized loss on its investment in conjunction with this revaluation.

NOTE 7 – RELATED PARTY TRANSACTIONS

Included within accounts receivable- related parties is an amount of $26,541 relating to monies owed by Land & Ressources of Guinea SA in respect of advance payments on account made for future expenses. Land & Ressources of Guinea SA receives periodic advances from the Company in order to facilitate the Company’s activities in Guinea. At the year end, the amount is repayable by Land & Ressources of Guinea SA as the advances received in the year were in excess of the expenditure incurred.

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

At June 30, 2012, the Company revalued the warrants and determined that, during the three and nine months ended June 30, 2012, the Company’s derivative liability decreased by $163,320 and by $249,989, respectively, to $25,049.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

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

	Three months ended June 30, 2012	Nine months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2011	Inception (August 9, 2010) through June 30, 2012
Series A Warrants
Opening balance	100,000	100,000	-	-	-
Issued in the period	-	-	50,000	50,000	100,000
Cancelled in the period	-	-	-	-	-
Exercised in the period	-	-	-	-	-
Closing balance	100,000	100,000	50,000	50,000	100,000

	Three months ended June 30, 2012	Nine months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2011	Inception (August 9, 2010) through June 30, 2012
Series B Warrants
Opening balance	100,000	100,000	-	-	-
Issued in the period	-	-	50,000	50,000	100,000
Cancelled in the period	-	-	-	-	-
Exercised in the period	-	-	-	-	-
Closing balance	100,000	100,000	50,000	50,000	100,000

NOTE 10 – INCOME TAXES

USA

The Company and its subsidiaries are subject to incomes taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2012 or 2011.

British Virgin Islands

The Company’s subsidiary was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

Gibraltar

The Company has a registered office in Gibraltar and accordingly has to pay an annual flat rate corporate tax. The amount of tax paid in the periods ended June 30, 2012 and 2011 was $0 and $0.

Guinea

The Company’s subsidiary, Land & Ressources of Guinea SA, was incorporated in Guinea, West Africa and is not subject to income taxes under the current laws of Guinea.

Three months ended June 30, 2012	Nine months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2011	Inception (August 9, 2010) through June 30, 2012

$-	$-	$-	$-	$1,100
$-	$-	$-	$-	$1,100

Any interest and penalties related to taxes, which the Company has none for the periods presented, would be booked in the financial statements as income tax expense. All tax years from inception are open for examination.

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

NOTE 12 – SUBSEQUENT EVENTS

On July 30, 2012, the Company entered into a Share Exchange Agreement with Buddhavarapu Farms SA, a Guinea corporation (“BFS”), and shareholders of BFS, whereby the Company agreed to issue to the BFS shareholders an aggregate of 18,416,670 shares of its common stock in exchange for all issued and outstanding shares of BFS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES","EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Unless the context otherwise requires, the "Company", "we," "us," and "our," refer to (i) Farm Lands of Africa, Inc.; (ii) Farm Lands of Africa Ltd. (“FLA”), (iii) Land and Ressources of Guinea SA (“Land & Ressources”), and (iv) Farm Ressources Africa (Gambia) Limited (“FRAG”).

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

The total assets of the Company as reported on a GAAP basis for the nine months ended June 30, 2012, and for the fiscal year 2011 and since inception in 2010 do not include certain lease rights. We believe that such lease rights provide useful information to assess the business of the Company, because it provides investors with a view of the Company’s operations from management’s perspective. Inclusion of the lease rights in the Company’s total assets is a non-GAAP measure and should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

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

In addition to its core business plan to engage in farming business in Guinea, on October 25, 2010 Land & Ressources signed a Protocol d’Accord with the Ministry of Agriculture of Guinea under which it undertook obligations to survey and map additional underutilized land in Guinea estimated to be up to 1.5 million hectares of combined area and prepare it for disposal under 99-year leases. In consideration thereof, the Ministry of Agriculture has agreed to grant Land  & Ressources exclusive marketing rights with a commission of 15% being payable on closed sales.

During the year ended September 30, 2011, the Company completed the exploration and mapping of Saraya property comprising 98,400 hectares of Option Land.

Recent Developments

On July 30, 2012, the Company entered into a Share Exchange Agreement with Buddhavarapu Farms SA, a Guinea corporation (“BFS”), and shareholders of BFS, whereby the Company agreed to issue to the BFS shareholders an aggregate of 18,416,670 shares of its common stock in exchange for all issued and outstanding shares of BFS.

Results of Operations

We did not have any revenues during the three and nine months ended June 30, 2012, or since inception in August of 2010.

We incurred operating expenses of $62,300, $337,748, and $1,339,757 for the three and nine months ended June 30, 2012, and since inception in 2010, respectively. This compares to operating expenses of $129,388 and $825,665 for the three and nine months ended June 30, 2011. Our operating expenses primarily consisted of administrative expenses.

The Company realized a net profit from continuing operations of $101,020 in the three months ended June 30, 2012. It realized a net loss from continuing operations of $87,759, and $1,098,835 for the six months ended June 30, 2012, and since inception in 2010, respectively. This compares to a net loss from continuing operations of $142,378 and $898,475 for the three and nine months ended June 30, 2011.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of June 30, 2012, the Company had cash of $763 and current liabilities of $105,037.  We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.  Our owners have previously provided funding for working capital needs and our expectation is that they will continue to do so.

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

Our operations used $1,245,751 in cash since inception in August 2010.  We have historically financed our operations primarily through private placements of common stock.

Critical Accounting Policies

Development stage entity

The Company is considered a development stage entity, as defined in FASB ASC 915, because since August 2010 it has not commenced operations that have resulted in significant revenue and the Company’s efforts have been devoted primarily to activities related to raising capital.

Going concern

As shown in the accompanying financial statements, the Company had limited cash, an accumulated deficit, and a net loss through June 30, 2012, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from owners and related parties to provide needed funds.

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

At June 30, 2012, the Company revalued the warrants and determined that, during the three and nine months ended June 30, 2012, the Company’s derivative liability decreased by $163,320 and by $249,989, respectively, to $25,049.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 14, 2012

FARM LANDS OF GUINEA, INC.

By:	/s/ Mark Keegan
Mark Keegan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Barton
Michael Barton Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)